Form 10-Q
period 2009-07-31
Rivulet International, Inc.
filed 2009-09-14
CIK 1455206

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 11, 2009
Common Stock, $0.001	3,510,000

RIVULET INTERNATIONAL INC.

Form 10-Q

RIVULET INTERNATIONAL INC. (A Development Stage Company) Balance Sheets

Assets
	As of July 31,	As of January 31,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$16,394	$2,963
Total current assets	16,394	2,963
Total assets	$16,394	$2,963

Liabilities and Stockholders’ Equity

Current Liabilities
Advance from director	$1,189	$489
Total current liabilities	1,189	489
Total liabilities	1,189	489

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
3,510,000 shares issued and outstanding
(January 31, 2009 - 3,000,000)	3,510	3,000
Additional paid-in-capital	19,890	-
Deficit accumulated during the development stage	(8,195)	(526)
Total stockholders’ equity	15,205	2,474
Total liabilities and stockholders’ equity	$16,394	$2,963

The accompanying notes are an integral part of these financial statements.

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statements of Operations (Unaudited)

		Three Months Ended July 31, 2009		Six Months Ended July 31, 2009	From Inception (November 12, 2008) to July 31, 2009
Revenues
		$-		$-	$-
Expenses
General and administrative		4,043		7,669	8,195
Net loss from operations		(4,043)		(7,669)	(8,195)
Net loss		$(4,043)		$(7,669)	$(8,195)

Loss per common share	$	Nil	$	Nil	$

Weighted Average Number of Common Shares Outstanding		3,379,185		3,192,735

The accompanying notes are an integral part of these financial statements.

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended July 31, 2009	From Inception (November 12, 2008) to July 31, 2009

Cash flows from operating activities
Net loss	$(7,669)	$(8,195)
Net cash used by operating activities	(7,669)	(8,195)

Cash flows from financing activities
Advance from director	700	1,189
Proceeds from issuance of common stock	20,400	23,400
Net cash provided by financing activities	21,100	25,589

Net increase in cash and equivalents	13,431	16,394

Cash and equivalents at beginning of the period	2,963	-
Cash and equivalents at end of the period	$16,394	$16,394

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2009

(Unaudited)

NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

RIVULET INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 12, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted to exporting used cars from the United States. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (November 12, 2008) through July 31, 2009, the Company has accumulated losses of $8,195.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of July 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended January 31, 2009.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fiscal Periods

The Company's fiscal year end is January 31.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,195 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

July 31, 2009

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements

NOTE 3- STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share. On January 30, 2009, the Company issued 3,000,000 shares of common stock to a director at a price of $0.001 per share for total cash proceeds of $3,000.

During the month May 2009, the Company issued 430,000 shares of the common stock at a price of $0.04 per share for total cash proceeds of $17,200.

During the month of June 2009, the Company issued 80,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $3,200.

During the period November 12, 2008 (inception) to July 31, 2009, the Company sold a total of 3,510,000 shares of common stock for total cash proceeds of $23,400.

NOTE 4 - INCOME TAXES

As of July 31, 2009, the Company had net operating loss carry forwards of $8,195 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5- RELATED PARTY TRANSACTIONS

On November 12, 2008, the Company received an advance from the sole Director in the amount of $489. The amount due to this party is non-interest bearing, due upon demand and unsecured.

On January 30, 2009, the sole director purchased 3,000,000 shares of common stock in the Company at $0.001 per share for $3,000 (See Note 3- Stockholders’ Equity).

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations.   We intend to export new and used cars (up to four years-old) from the U.S. and sell them in Russia or take orders from Russian customers to buy cars in the U.S. and import the cars to Russia for them. We are in the process of developing a website that will display a variety of new and used cars and their prices in the North American market, and will advertise our services and fees. We have not generated any revenues and the only operations we have engaged in is the development of a business plan.

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

Six Month Period Ended July 31, 2009 Compared to the period from Inception (November 12, 2008) to July 31, 2009

Our net loss for the six-month period ended July 31, 2009 was ($7,669) compared to a net loss of ($8,195) during the period from inception (November 12, 2008) to July 31, 2009. During the six month period ended July 31, 2009, we did not generate any revenue.

During the six-month period ended July 31, 2009, we incurred general and administrative expenses of $7,669 compared to $8,195 incurred during the period from inception (November 12, 2008) to July 31, 2009. General and administrative expenses incurred during the six month period ended July 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,192,735 for the six month period ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2009

As at July 31, 2009, our current assets were $16,394 and our total liabilities were $1,189, which resulted in a working capital surplus of $15,205. As at July 31, 2009, current assets were comprised of $16,394 in cash compared to $2,963 in current assets at January 31, 2009. As at July 31, 2009, current liabilities were comprised entirely of $1,189 in advance from director.

Stockholders’ equity increased from $2,474 as of January 31, 2009 to $15,205 as of July 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2009, net cash flows used in operating activities was ($7,669) consisting primarily of a net loss of ($7,669). Net cash flows used in operating activities was ($8,195) for the period from inception (November 12, 2008) to July 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2009, net cash from financing activities was $21,100, consisting of $700 advance from director and $20,400 received from proceeds from issuance of common stock. For the period from inception (November 12, 2008) to July 31, 2009, net cash provided by financing activities was $25,589 received from proceeds from issuance of common stock  and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 12, 2008) to July 31, 2009, the Company received an advance from the sole director, Vladimir Vysochin, in the amount of $1,189. The amount due to this party is non-interest bearing, due upon demand and unsecured.

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

No report required.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On January 30, 2009, the Company issued 3,000,000 shares of common stock to a director at a price of $0.001 per share for total cash proceeds of $3,000.  For the period from May 6 to June 6, 2009, the Company issued 510,000 shares of the common stock at a price of $0.04 per share for total cash proceeds of $20,400. During the period November 12, 2008 (inception) to July 31, 2009, the Company sold a total of 3,510,000 shares of common stock for total cash proceeds of $23,400.

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

Dated: September 11, 2009

                            By: /s/ Vladimir Vysochin

________________________________

Vladimir Vysochin, President and

Chief Executive Officer and Chief Financial Officer