Form 10-Q
period 2009-10-31
Rivulet International, Inc.
filed 2009-12-11
CIK 1455206

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 10, 2009
Common Stock, $0.001	3,510,000

RIVULET INTERNATIONAL INC.

Form 10-Q

RIVULET INTERNATIONAL INC. (A Development Stage Company) Balance Sheets

Assets
	As of October 31,	As of January 31,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$15,610	$2,963
Total current assets	15,610	2,963
Total assets	$15,610	$2,963

Liabilities and Stockholders’ Equity

Current Liabilities
Advance from director	$1,189	$489
Total current liabilities	1,189	489
Total liabilities	1,189	489

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
3,510,000 shares issued and outstanding
(January 31, 2009 - 3,000,000)	3,510	3,000
Additional paid-in-capital	19,890	-
Deficit accumulated during the development stage	(8,979)	(526)
Total stockholders’ equity	14,421	2,474
Total liabilities and stockholders’ equity	$15,610	$2,963

The accompanying notes are an integral part of these financial statements.

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statements of Operations (Unaudited)

		Three Months Ended October 31, 2009		Nine months Ended October 31, 2009		From Inception (November 12, 2008) to October 31, 2009

Revenues		$726		$726		$726

Expenses
General and administrative		1,510		9,179		9,705
Net loss from operations		(1,510)		(9,179)		(9,705)

Net loss		$(784)		$(8,453)		$(8,979)

Loss per common share	$	Nil	$	Nil	$	Nil

Weighted Average Number of Common Shares Outstanding		3,510,000		3,299,652

The accompanying notes are an integral part of these financial statements.

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended October 31, 2009	From Inception (November 12, 2008) to October 31, 2009

Cash flows from operating activities
Net loss	$(8,453)	$(8,979)
Net cash used by operating activities	(8,453)	(8,979)

Cash flows from financing activities
Advance from director	700	1,189
Proceeds from issuance of common stock	20,400	23,400
Net cash provided by financing activities	21,100	24,589

Net increase (decrease) in cash and equivalents	12,647	15,610

Cash and equivalents at beginning of the period	2,963	-
Cash and equivalents at end of the period	$15,610	$15,610

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2009

(Unaudited)

NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

RIVULET INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 12, 2008.  The Company is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities" and its efforts are primarily devoted to exporting used cars from the United States. The Company has  generated minimal revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (November 12, 2008) through October 31, 2009, the Company has accumulated losses of $8,979.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended January 31, 2009.

The Company has evaluated subsequent events through December 8, 2009, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statement of operations and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fiscal Periods

The Company's fiscal year end is January 31.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,979 as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to make estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718, “Compensation- Stock Compensation”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260,"Earnings per Share". FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  FASB ASC 105 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the FASB issued FASB ASC 860, “Transfers and Servicing”. FASB ASC 860 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FASB ASC 860 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. FASB ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FASB ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We have adopted FASB ASC 855 in the current quarter.

NOTE 3- STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On January 30, 2009, the Company issued 3,000,000 shares of common stock to a director at a price of $0.001 per share for total cash proceeds of $3,000. For the period from May 6, 2009 to June 6, 2009, the Company issued 510,000 shares of the common stock at a price of $0.04 per share for total cash proceeds of $20,400. During the period November 12, 2008 (inception) to October 31, 2009, the Company sold a total of 3,510,000 shares of common stock for total cash proceeds of $23,400.

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2009

 (Unaudited)

NOTE 4 - INCOME TAXES

As of October 31, 2009, the Company had net operating loss carry forwards of $8,979 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

We have only recently begun our current operations and generated first revenue of $726 in September 2009.

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

Nine Month Period Ended October 31, 2009 Compared to the period from Inception (November 12, 2008) to October 31, 2009

Our net loss for the nine month period ended October 31, 2009 was ($8,453) compared to a net loss of ($8,979) during the period from inception (November 12, 2008) to October 31, 2009. During the nine month period ended October 31, 2009, we generated revenue of $726.

During the nine month period ended October 31, 2009, we incurred general and administrative expenses of $9,179 compared to $9,705 incurred during the period from inception (November 12, 2008) to October 31, 2009. General and administrative expenses incurred during the nine month period ended October 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,299,652 for the nine month period ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended October 31, 2009

As at October 31, 2009, our current assets were $15,610 and our total liabilities were $1,189, which resulted in a working capital surplus of $14,421. As at October 31, 2009, current assets were comprised of $15,610 in cash compared to $2,963 in current assets at January 31, 2009. As at October 31, 2009, current liabilities were comprised entirely of $1,189 in advance from director.

Stockholders’ equity increased from $2,474 as of January 31, 2009 to $14,421 as of October 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2009, net cash flows used in operating activities was ($8,453) consisting primarily of a net loss of ($8,453). Net cash flows used in operating activities was ($8,979) for the period from inception (November 12, 2008) to October 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2009, net cash from financing activities was $21,100, consisting of $700 advance from director and $20,400 received from proceeds from issuance of common stock. For the period from inception (November 12, 2008) to October 31, 2009, net cash provided by financing activities was $24,589 received from proceeds from issuance of common stock and advance from director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 12, 2008) to October 31, 2009, the Company received an advance from the sole director, Vladimir Vysochin, in the amount of $1,189. The amount due to this party is non-interest bearing, due upon demand and unsecured.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On January 30, 2009, the Company issued 3,000,000 shares of common stock to a director at a price of $0.001 per share for total cash proceeds of $3,000.  For the period from May 6 to June 6, 2009, the Company issued 510,000 shares of the common stock at a price of $0.04 per share for total cash proceeds of $20,400. During the period November 12, 2008 (inception) to October 31, 2009, the Company sold a total of 3,510,000 shares of common stock for total cash proceeds of  $23,400.

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

                                             RIVULET INTERNATIONAL INC.

Dated: December 10, 2009                               By: /s/ Vladimir Vysochin

                                                                      ________________________________

                                                                   Vladimir Vysochin, President and

         Chief Executive Officer and Chief Financial Officer