Form 10-K
period 2010-01-31
Rivulet International, Inc.
filed 2010-03-11
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended January 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-158117

RIVULET INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	5500	94-3461079
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

1516 E. TROPICANA AVE., SUITE 155 LAS VEGAS, NEVADA 89119 Tel: (559) 853 4443, Fax: (702) 974-2177 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 11, 2010, the registrant had 3,510,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 11, 2010.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Rivulet" mean Rivulet International Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

Rivulet International Inc. was incorporated in the State of Nevada on November 12, 2008. We intend to export new and used (up to four year-old) cars from North America to the Far East and Siberian regions of Russia. These regions are in the eastern part of Russia where the car market mostly consists of used Japanese cars due to its close proximity to Japan.  Japanese cars are of much better quality and reliability than domestic, Russian cars. Although Russian drivers drive on the right-hand side of the road, almost all imported Japanese cars are designed for left-hand side driving, with the steering wheel on the right side of the car. Several years ago the Russian government tried to prohibit cars with right-side steering wheels, but eventually decided to postpone the new rule as many drivers protested.

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

4 | Page

Car Models

Before the 1990s’, the Russian car market consisted of only domestic cars. Import cars appeared in the Russian market during the nineties. At that time, spare parts for import cars were very rare and the repair work was very costly. Even at present, it is very difficult to find certain parts for European and American import cars in the Far East and Siberia whereas car parts for Japanese-model vehicles are abundant. However, most cars from Japan are designed for left-handed traffic with steering on the right side, which is not safe for right handed Russian traffic. Therefore, the most attractive choice for the Far East and Siberian market are Japanese-model cars designed for left sided drivers, such as, North American traffic with steering on the left side.  In year 2008, some Japanese companies opened car factories in Russia to manufacture left sided steering vehicles; however, such cars are priced too expensive for most Russian consumers.  The same or similar model automobiles made in the U.S. cost 10% to 20% less. Similar models which are three to four years old from the U.S. cost up to 50% less. This creates a high demand for new and used Japanese-model automobiles with left-sided steering, which are made in the U.S.

Car Market in the Far East and Siberia

80% of all cars are used Japanese made cars with right sided steering and the majority of them are more than 10 years old. The rest of the market consists of Russian and old Soviet cars. American, European, Korean and Chinese cars have a very small share of the market. Toyota is the most popular model. However, the price of left-sided steering cars made in Russia are too expensive for most Russian consumers.  This is why we plan to import vehicles from the U.S.

Suppliers of Automobiles

New and used car prices for Japanese cars with left side steering wheel are less expensive in the U.S. than in Europe or in Russia. We plan to purchase cars from car dealers and from car auctions. Our director, Vladimir Vysochin, has contacted several car dealers, which he found through his network of contacts in the automobile industry. They agreed to supply cars for us, inspect them, arrange shipment, and provide any necessary documentation. We can also purchase cars from private sellers in the U.S. by finding them through eBay or classified ads. We may also hire and use the services of a part-time contractor which will be responsible for inspection and shipment of the vehicles in the U.S. We have also contacted freight-forwarding companies to research shipping cost and conditions.

Marketing Our Services

We plan to market our product in the Far East and Siberian region of the Russian Federation. We intend to rely on our sole officer and director, Vladimir Vysochin to market our services and products. We intend to hire an outside web designer to assist us in designing and building our website. We will display the cars and their prices which will be available for purchase on our web site. We will market and advertise our web site to find potential clients and also promote our services through the network of our director’s contacts in the automobile industry.

    Other methods of communication will include:

      -   Direct mail – brochures and newsletters

      -   Email mailings – regular e-mailings to potential clients

-  Informal marketing/networking – activities such as joining organizations or attending tradeshows and     conferences.

5 | Page

Website Marketing Strategy

We intend to promote our website by displaying it on our business cards, fliers and brochures. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

We have only recently begun our current operations and generated first revenue of $726 as of January 31, 2010.

Competition

Our competition varies by model lines, customer classification and geographic market. The principal competitive factors in our industry are the pricing and availability of products, services, delivery capabilities, customer relationships, geographic coverage and breadth of product offerings. We will compete with many local and regional distributors and dealers, as well with private distributors. In addition, some potential clients often buy cars from overseas countries by themselves and import them to Russia, and the volume of such direct purchases will likely increase in the future. Many of our competitors have greater financial resources and may be able to withstand sales or commission decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

We are subject to the regulation of the Federal Customs Service of Russian Federation, a Russian government service regulating customs. There are no any other direct federal, state or local Russian or U.S. regulations, and we do not believe that government regulation will have a material impact on the way we conduct our business.

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2010. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Intellectual Property

As of January 31, 2010 we did not own any intellectual property.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

6 | Page

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have losses that we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on November 12, 2008 and we have only recently begun our current operations.   Our net loss since inception is $10,731. These factors raise substantial doubt regarding the ability of our business to continue as a going concern. Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues and profit will cause us to suspend or cease operations. If this happens, you could lose all or part of your investment.

Our business can be affected by currency rate fluctuation.

If Russian Ruble will continue declining against U.S. Dollar, the price for imported cars to Russia will become very high for Russian purchasers and they may switch to Russian cars or cars produced in Russia and priced in Russian Rubles.

Our business can be affected by customs duties.

If the Federal Customs Service of Russian Federation, a Russian government service regulating customs, significantly raises customs duties the price for imported cars to Russia will become much higher than the price of similar cars produced in Russia. If this occurs, we may have to cease operations and you could lose your investment.

Because we will export our product overseas, we can be affected by disruptions in the delivery.

We will export our product from overseas. Because we intend to export new and used cars and deliver them directly to our customers, we believe that disruptions in shipping deliveries may affect us. Deliveries of our products may be disrupted through factors such as:

- raw material shortages, work stoppages, strikes and political unrest;

- problems with ocean shipping, including work stoppages and shipping container shortages;

- increased inspections of import shipments or other factors causing delays in shipments; and

economic crises, international disputes and wars.

7 | Page

Because we have only one officer and director who has no formal training in financial accounting and management, who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director, Vladimir Vysochin. He has no formal training in financial accounting and management; however, he is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. While Mr. Vysochin has no formal training in financial accounting matters, he has been reviewing the financial statements that have been audited by our auditors and included in this prospectus. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment, however, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will have created and will be accurate in assembling and providing information to investors.

If Vladimir Vysochin, our sole officer and director, should resign or die, we will not have a chief executive officer, which  that could result in our operations suspending. If that should occur, you could lose your investment.

We depend on the services of our sole officer and director, Vladimir Vysochin, for the future success of our business. The loss of the services of Mr. Vysochin could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose your entire investment.

We have not paid dividends and we do not expect to pay them in the foreseeable future.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office is currently located at 1516 E. Tropicana Ave., Las Vegas, NV 89119. Our telephone number is (559) 853 4443. This is the office provided by our incorporator, INCSMART.BIZ, INC. and is included in their Corporate Services Package.  We do not pay any rent to Corporate Service of Nevada and there is no agreement to pay any rent in the future.

8 | Page

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol "RIVU". The market for our common stock is limited, and can be volatile.

There has been no active trading of our securities and therefore no high and low bid pricing. As of the date of this Annual report we had 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans,  estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences  include,  but are not limited to those discussed  below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

9 | Page

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2010 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2009.

Our net loss for fiscal year ended January 31, 2010 was ($10,205) compared to a net loss of ($526) during fiscal year ended January 31, 2009. During fiscal year ended January 31, 2010, we generated revenue of $726 compared to $0 during fiscal year ended January 31, 2009.

During fiscal year ended January 31, 2010, we incurred expenses of $10,931 compared to $526 incurred during fiscal year ended January 31, 2009.  These expenses incurred during fiscal year ended January 31, 2010 consisted of: bank charges and interest of $913 (2009:  $37); transfer agent fees of $902 (2009:  $-0) professional fees of $8,900 (2009: $-0-); and  miscellaneous charges of  $216 (2009: $489).

Expenses incurred  during  fiscal year ended January 31, 2010  compared to fiscal year ended January 31, 2009  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and administrative  expenses  generally  include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  3,352,671  for fiscal  year ended January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2010

As at fiscal year ended January 31, 2010, our current assets were $13,858 and our total liabilities were $1,189. As at fiscal year ended January 31, 2010, current assets were comprised of $13,858 in cash and total liabilities were comprised of $1,189 in advance from director.

As at fiscal year ended January 31, 2010, our total assets were $13,858 comprised entirely of current assets.  The increase in total assets during fiscal year ended January 31, 2010 from fiscal year ended January 31, 2009 was primarily due to proceeds from issuance of common stock.

Stockholders’ equity increased from $2,474 as of January 31, 2009 to $12,669 as of January 31, 2010.

10 | Page

 Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January  31, 2010, net cash flows used in operating activities was ($10,205) consisting primarily of a net loss of ($10,205). For the fiscal year ended January  31, 2009, net cash flows used in operating activities was ($526) consisting primarily of a net loss of ($526). Net cash flows used in operating activities was ($10,731) for the period from inception (November 12, 2008) to January 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2010, net cash from financing activities was $21,100, consisting of $700 advance from director and $20,400 received from proceeds from issuance of common stock. For the fiscal year ended January 31, 2009, net cash from financing activities was $3,489, consisting of $489 advance from director and $3,000 received from proceeds from issuance of common stock. For the period from inception (November 12, 2008) to January 31, 2010, net cash provided by financing activities was $24,589 received from proceeds from issuance of common stock and advance from director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we have a material commitment. During the period from inception (November 12, 2008) to January 31, 2010, the Company received an advance from the sole director, Vladimir Vysochin, in the amount of $1,189. The amount due to this party is non-interest bearing, due upon demand and unsecured.

11 | Page

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2010 and January 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12 | Page

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Rivulet International, Incorporated

Las Vegas, Nevada

We have audited the accompanying balance sheets of Rivulet International, Inc. (A Development Stage Enterprise) as of January 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2010, from inception (November 12, 2008) to January 31, 2009 and from inception (November 12, 2008) to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rivulet International, Inc. (A Development Stage Enterprise) as of January 31, 2010 and 2009 and the results of their operations and cash flows for the year ended  January 31, 2010, from inception (November 12, 2008) to January 31, 2009, and from inception (November 12, 2008) to January 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

February 26, 2010

13 | Page

RIVULET INTERNATIONAL INC. (A Development Stage Company) Balance Sheets (Audited)

Assets
	As of January 31,	As of January 31,
	2010	2009

Current Assets
Cash	$13,858	$2,963
Total current assets	13,858	2,963
Total assets	$13,858	$2,963

Liabilities and Stockholders’ Equity
Current Liabilities
Advance from director	$1,189	$489
Total current liabilities	1,189	489
Total liabilities	1,189	489
Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
3,510,000 shares issued and outstanding
(January 31, 2009 - 3,000,000)	3,510	3,000
Additional paid-in-capital	19,890	-
Deficit accumulated during the development stage	(10,731)	(526)
Total stockholders’ equity	12,669	2,474
Total liabilities and stockholders’ equity	$13,858	$2,963

The accompanying notes are an integral part of these financial statements.

14 | Page

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statements of Operations (Audited)
		Year Ended January 31, 2010		From Inception (November 12, 2008) to January 31, 2009		From Inception (November 12, 2008) to January 31, 2010

Revenues		$726		$-		$726

Expenses
General and administrative		10,931		526		11,457
Net loss from operations		(10,931)		(526)		(11,457)
Net loss		$(10,205)		$(526)		$(10,731)

Loss per common share-basic	$	Nil	$	Nil	$	Nil
Weighted Average Number of Common Shares Outstanding-basic		3,352,671		37,500
The accompanying notes are an integral part of these financial statements.

15 | Page

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statement of Stockholders’ Equity From Inception (November 12, 2008) to January 31, 2010 (Audited)
	Number of common shares	Amount	Additional paid-in- capital	Deficit accumulated during development stage	Total stockholders’ equity

Balance at inception (November 12, 2008)	-	$ -	$ -	$ -	$ -

January 30, 2009 Common shares issued for cash at $0.001	3,000,000	3,000	-	-	3,000
Net loss	-	-	-	(526)	(526)
Balance as of January 31, 2009	3,000,000	3,000	-	(526)	2,474
May 2009 Common shares issued for cash at $0.04	430,000	430	16,770		17,200
June 2009 Common shares issued for cash at $0.04	80,000	80	3,120	-	3,200
Net loss	-	-	-	(10,205)	(10,205)
Balance as of January 31, 2010 (audited)	3,510,000	$ 3,510	$ 19,890	$ (10,731)	$ 12,669

The accompanying notes are an integral part of these financial statements.

16 | Page

RIVULET INTERNATIONAL INC. (A Development Stage Company) Statements of Cash Flows (Audited)
	Year Ended January 31, 2010	From Inception (November 12, 2008) to January 31, 2009	From Inception (November 12, 2008) to January 31, 2010
Cash flows from operating activities
Net loss	$(10,205)	$(526)	$(10,731)
Net cash used by operating activities	(10,205)	(526)	(10,731)

Cash flows from financing activities
Advance from director	700	489	1,189
Proceeds from issuance of common stock	20,400	3,000	23,400
Net cash provided by financing activities	21,100	3,489	24,589

Net increase in cash and equivalents	10,895	2,963	13,858

Cash and equivalents at beginning of the period	2,963	-	-
Cash and equivalents at end of the period	$13,858	$2,963	$13,858

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

17 | Page

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Audited)

NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

RIVULET INTERNATIONAL INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 12, 2008.  The Company is in the development stage as defined under FASB ASC 915-10, "Development Stage Entities" and its efforts are primarily devoted to exporting used cars from the United States. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (November 12, 2008) through January 31, 2010, the Company has accumulated losses of $10,731.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet and statements of operations, stockholders’ equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fiscal Periods

The Company's fiscal year end is January 31.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,731 as of January  31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might result from this uncertainty.

18 | Page

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Audited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718-10, “Compensation- Stock Compensation”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740-10, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

19 | Page

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Audited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260-10,"Earnings per Share". FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common stockholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10, “Transfers and Servicing”. FASB ASC 860-10 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FASB ASC 860-10 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.

20 | Page

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Audited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 3- STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share. On January 30, 2009, the Company issued 3,000,000 shares of common stock to a director at a price of $0.001 per share for total cash proceeds of $3,000. For the period from May 6, 2009 to June 6, 2009, the Company issued 510,000 shares of the common stock at a price of $0.04 per share for total cash proceeds of $20,400. During the period November 12, 2008 (inception) to January  31, 2010, the Company sold a total of 3,510,000 shares of common stock for total cash proceeds of $23,400.

NOTE 4 - INCOME TAXES

At January 31, 2010 and 2009, the Company had a federal operating loss carryforward of $10,731 and $526, respectively, which begins to expire in 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at January 31:

21 | Page

RIVULET INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Audited)

NOTE 4 - INCOME TAXES (Continued)

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$ 3,756	$ 184
Total deferred tax assets	3,756	184
Less: Valuation Allowance	(3,756)	(184)
Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of January 31, 2010 and 2009 was $3,756 and $184, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of January 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at January 31, 2010:

2010
Federal statutory tax rate	(35.0) %
Permanent difference and other	35.0%
Effective tax rate	- %

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

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 26, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

22 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Vysochin,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  January  31, 2010.  Based  on  that evaluation,  Mr. Vysochin concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

23 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Vladimir Vysochin	41	President, Principal Executive Officer, Secretary,
1516 E. Tropicana Ave.		Treasurer, Principal Financial Officer, Principal
Las Vegas, NV		Accounting Officer and sole member of the Board of
89119		Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Biographical Information and Background of officers and directors

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Vladimir Vysochin has acted as our sole Officer and Director since our incorporation on November 12, 2008. He graduated with a Bachelor of Dentistry from Irkutsk State Medical University in 1997. After graduation until present time, Mr. Vysochin has been working as a sole proprietor in the automobile industry. He is involved in the wholesale and retail trade of spare parts for Japanese cars. Mr. Vysochin intends to devote close to 30% of his time to planning and organizing activities for Rivulet International Inc.

During the past five years, Mr. Vysochin has not been the subject to any of the following events:

 1. Any bankruptcy petition filed by or against any business of which Mr. Vysochin was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Vysochin’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

24 | Page

SIGNIFICANT EMPLOYEES

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last two fiscal years ending January 31, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vladimir	2009	0	0	0	0	0	0	0	0
Vysochin	2010	0	0	0	0	0	0	0	0
President

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

25 | Page

DIRECTOR’S COMPENSATION TABLE

		Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Vladimir Vysochin	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

CHANGE OF CONTROL

As of January 31, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2010 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and address of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Vladimir Vysochin President Chief Executive Officer, Treasurer and Director 1516 E. Tropicana Ave. Las Vegas, NV 89119	3,000,000	85.5%

The percent of class is based on 3,510,000 shares of common stock issued and outstanding as of the date of this Annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended January 31, 2010, the Company received an advance from the sole Director in the amount of $700. The amount due to this party is non-interest bearing, due upon demand and unsecured.

As of the date of this Annual report, the total amount due to the sole Director was $1,189.

26 | Page

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended January 31, 2010, we incurred  approximately  $5,750  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for fiscal year ended January  31, 2009  and for the review of our financial  statements  for the quarters ended April 30, 2009, July 31, 2009  and October 31, 2009.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

31.2   Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

32.1   Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as

         Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 RIVULET INTERNATIONAL INC.

Dated: March 11, 2010                                           By: /s/ Vladimir Vysochin

                                                                      ________________________________

                                                                    Vladimir Vysochin, President and

         Chief Executive Officer and Chief Financial Officer

27 | Page