Form 10-Q
period 2010-04-30
rVue Holdings, Inc.
filed 2010-06-07
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010 Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-158117

rVue Holdings, Inc.

(Exact name of registrant as specified in its charter)
NEVADA	94-3461079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 SE Third Avenue, 3rd Floor Fort Lauderdale, Florida 33316	(954) 525-6464
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 6, 2010 is as follows:
Class	Number of Shares
Common Stock: $0.001 Par Value	24,898,730

RVUE HOLDINGS, INC.
TABLE OF CONTENTS

RVUE HOLDINGS, INC.
(fka Rivulet International, Inc.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	April 30,	January 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$6,708	$13,858
Total current assets	6,708	13,858

TOTAL ASSETS	$6,708	$13,858

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Advance from director	$1,189	$1,189
Total current liabilities	1,189	1,189

Total Liabilities	1,189	1,189

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 140,000,000 shares authorized; 43,014,706 shares issued and outstanding as of April 30, 2010 and January 31, 2010	43,015	43,015
Additional paid-in capital	14,150	14,150
Deficit accumulated during development stage	(51,646)	(44,496)
Total stockholders' equity	5,519	12,669

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,708	$13,858

The accompanying notes are an integral part of these financial statements

RVUE HOLDINGS, INC.
(fka Rivulet International, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Inception
	Three Months	Three Months	(November 12,
	Ended	Ended	2008) through
	April 30,	April 30,	April 30,
	2010	2009	2010

Revenues
Revenues	$-	$-	$726
Total revenues	-	-	726

Operating Costs
General and administrative	7,150	3,626	18,607
Total operating costs	7,150	3,626	18,607
Net loss	$(7,150)	$(3,626)	$(17,881)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding- basic	43,014,706	36,764,706

The accompanying notes are an integral part of these financial statements

RVUE HOLDINGS, INC.
(fka Rivulet International, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
From Inception (November 12, 2008) through April 30, 2010

				Deficit
				Accumulated
	Number of	Common	Additional	During	Total
	common	Stock	Paid-in	Development	stockholders'
	shares	Amount	Capital	Stage	equity

Balance November 12, 2008	-	$-	$-	$-	$-

Stock issued for cash on January 30, 2009 at $.001 per share	36,764,706	36,765	-	(33,765)	3,000

Net loss	-	-	-	(526)	(526)

Balance, January 31, 2009	36,764,706	$36,765	$-	$(34,291)	$2,474

Stock issued for cash in May 2009 at $0.04 per share	5,269,608	5,270	11,930	-	17,200

Stock issued for cash in June 2009 at $0.04 per share	980,392	980	2,220	-	3,200

Net loss				(10,205)	(10,205)

Balance, January 31, 2010	43,014,706	$43,015	$14,150	$(44,496)	$12,669

Net loss	-	-	-	(7,150)	(7,150)

Balance, April 30, 2010 (UNAUDITED)	43,014,706	$43,015	$14,150	$(51,646)	$5,519

The accompanying notes are an integral part of these financial statements

RVUE HOLDINGS, INC.
(fka Rivulet International, Inc.)
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)

			Inception
	Three Months	Three Months	(November 12,
	Ended	Ended	2008) through
	April 30,	April 30,	April 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,150)	$(3,626)	$(17,881)
Net cash used in operating activities	(7,150)	(3,626)	(17,881)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in advance from director	-	700	1,189
Issuance of common stock	-	-	23,400
Net cash provided by (used in) financing activities	-	700	24,589

Net increase (decrease) in cash	(7,150)	(2,926)	6,708

Cash at beginning of period	13,858	2,963	-
Cash at end of period	$6,708	$37	$6,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 1 - Business and Basis of Presentation

rVue Holdings, Inc. (“the Company”) is a Nevada corporation formed on November 12, 2008.  The Company is in the development stage as defined under ASC 915-10, "Development Stage Entities" and its efforts are primarily devoted to exporting used cars from the United States. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2010 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.

Recent Developments

On March 29, 2010, the Company filed an Amended and Restated Articles of Incorporation to, among other things, (1) change the Company’s name from “Rivulet International, Inc.” to “Rvue Holdings, Inc.”, and (2) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”).

On March 29, 2010, the Company declared a stock dividend whereby each stockholder of record on April 8, 2010 received a dividend of an additional 11.25490196078 shares of Common Stock for every one share of Common Stock which they owned. After effecting the stock dividend, the Company had 43,014,706 shares of Common Stock outstanding.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 1 - Business and Basis of Presentation (continued)

Recent Developments (continued)

All references in these financial statements to the number of common shares, price per share and weighted average number of common shares outstanding prior to the dividend on April 8, 2010, have been adjusted to reflect this dividend on a retroactive basis, unless otherwise noted.

On May 13, 2010 the Company acquired all of the outstanding shares of common stock of rVue, Inc., a Delaware corporation (“rVue”) (the “Transaction”). For accounting purposes the Transaction will be accounted for as a reverse recapitalization of rVue. The Company succeeded to the business of rVue, and following the completion of the Transaction, disposed of its pre-merger assets. See the Subsequent Events footnote.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The financial statements present the balance sheet and statements of operations, stockholders’ equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fiscal Periods
The Company's fiscal year end is January 31.

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred operating losses since inception resulting in an accumulated deficit of $51,646 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might result from this uncertainty. See the Subsequent Events footnote.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Net Earnings (Loss) Per Share
The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260 “Earnings per Share” (EPS).  Basic EPS excludes the dilutive effects of options, warrants and other convertible securities.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  At April 30, 2010, the Company had no securities outstanding that could have a potential dilutive effect on EPS.

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

Net Loss per Share
The Company computes net loss per share in accordance with ASC 260-10,"Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-diluted.

Note 3 – Stockholders’ Equity

The authorized share capital of the Company is 150,000,000 shares, consisting of 10,000,000 preferred shares with a par value of $0.001 per share and 140,000,000 common shares with a par value of $0.001 per share.

On March 29, 2010 the board of directors declared a dividend of an additional 11.25490196078 shares of Common Stock on each share of its Common Stock outstanding effective as of April 8, 2010.  After giving effect to the dividend, the Company had 43,014,706 common shares issued and outstanding.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 4- Related Party Transaction

On November 12, 2008, the Company received an advance from the former Director in the amount of $489. The amount due to this party is non-interest bearing, due upon demand and unsecured.

On January 30, 2009, the former director purchased 36,764,706 shares of common stock in the Company at $0.001 per share for $3,000.

On March 16, 2009, the Company received an advance from the former Director in the amount of $700. The amount due to this party is non-interest bearing, due upon demand and unsecured.

Note 5 - Subsequent Events

The Company has evaluated events and transactions that occurred between May 1, 2010 and the issue date of the financial statements, for possible disclosure and recognition in the financial statements. The Company has determined that the following events or transactions require disclosure:

Asset Purchase Transaction and Reverse Recapitalization

On May 13, 2010, the Company acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue, Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”), in exchange for 12,500,000 shares of the Company’s Common Stock, or approximately 67% of the Company’s outstanding common shares upon the close of the asset sale (the “Transaction”). The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was treated as a reverse recapitalization of rVue, Inc. for accounting purposes and rVue, Inc. is the accounting acquiror of the Company for financial statement purposes. The Company succeeded to the business of rVue, Inc. and disposed of its pre-merger assets.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 5 - Subsequent Events (continued)

Private Placement

In connection with the Transaction, the Company may accept subscriptions for a total of 160 units in a private placement, each unit consisting of 125,000 shares of Common Stock at a purchase price of $0.20 per share, or $25,000 per unit (the “Private Placement”). The maximum proceeds the Company may receive from the Private Placement is $3,795,000 (net of $205,000 of planned rVue, Inc. bridge loan conversions) and the Company may issue up to 20,000,000 common shares. In the first closing of the Private Placement on May 13, 2010, the Company issued 5,348,730 common shares which resulted in gross proceeds of $1,005,000 (before placement agent fees of $16,000 and escrow and other fees of $3,570) and included $205,000 of rVue, Inc. bridge notes which converted to 1,348,730 shares of the Company’s Common Stock. The Company expects to have subsequent closings and sell additional shares of Common Stock as described above.

For a period of twelve months following the later of the final closing date or the termination of the Private Placement, in the event that the Company issues or grants any shares of common stock or any warrants or other convertible securities pursuant to which shares of common stock may be acquired at a per share price (a “Lower Price”) less than $0.20 (subject to certain customary exceptions, including where shares are issued in connection with employment arrangements or business combinations in which a portion of the consideration may be payable in shares or convertible securities with a business in substantially the same line of business as the Company), then the Company shall promptly issue additional shares of common stock (“Ratchet Shares”) to the investors in the Private Placement in an amount sufficient that the subscription price paid by such investors in the Private Placement, when divided by the total number of shares of common stock issued to such investor (shares included in the purchased units plus any Ratchet Shares issuable or previously issued under this provision), will result in an effective price paid by the investor per share of Common Stock equal to such Lower Price.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 5 - Subsequent Events (continued)

The common shares to be issued under the Private Placement will be subject to registration rights pursuant to a registration rights agreement. The registration rights agreement states that the registration statement shall be (i) filed within 90 days of the final closing of the Private Placement or the termination date, whichever is later, (ii) declared effective within 180 days of the final closing of the Private Placement or the termination date, whichever is later and (iii) kept effective until the earlier of (a) 12 months after it becomes effective or (b) the date when all registrable securities have been sold or are able to be sold under Rule 144. The registration rights agreement contains a liquidated damages provision whereby liquidated damages may accrue and are payable in cash, at the rate of 1 percent of the aggregate amount invested by the investors per 30 day period or pro-rated for partial periods if (i) the registration statement is not filed within 90 days of the final closing of the Private Placement or the termination date, whichever is later, or (ii) if the registration statement is not declared effective within 180 days of the final closing of the Private Placement or the termination date, whichever is later. The liquidated damages are limited under the registration rights agreement to a maximum amount of 10 percent.

The Company engaged one party to serve as placement agent in connection with the Private Placement and may engage others in the future. The placement agents will, upon completion of the Private Placement, receive a cash fee of 8 percent of the gross proceeds of the units sold by them in the Private Placement, and, under future placement agent agreements, they may receive two-year warrants to purchase 2 percent of the shares of common stock sold by them at an exercise price of 100 percent of the purchase price per share.

Convertible Bridge Loan

In March 2010, in contemplation of the Transaction, rVue, Inc. entered into a series of note purchase agreements to receive loans up to $205,000 (the “Bridge Loans”). The Bridge Loans are evidenced by promissory notes that bear interest at the rate of 10% per annum, (“Bridge Notes”), and are secured by substantially all of rVue, Inc’s assets. The Bridge Notes were issued to bridge rVue, Inc’s funding requirements through the conclusion of the Transaction. All of the Bridge Notes are convertible, at the holder’s option, at the conclusion of the Transaction or completion of a similar financing transaction. The Bridge Notes bear interest at 10 percent per annum and are due and payable on the earlier of the completion of the Transaction or September 2, 2010. Principal and accrued but unpaid interest is convertible to securities of the same type issued in the Private Placement on the same terms and conditions of other investors. In addition, upon closing of the Private Placement related to the reverse merger, the Company shall issue to each lender, without further consideration, shares of the common stock of the Company equal to 30% of the note principal plus accrued but unpaid interest (the “Bonus Shares”), whether or not the lender converts its principal and interest. For accounting purposes these Bonus Shares are considered additional interest.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 5 - Subsequent Events (continued)

All of the Bridge Notes were converted and the Bonus Shares were issued into an aggregate 1,348,730 shares of the Company’s Common Stock as part of the first closing of the Private Placement on May 13, 2010.

Split-Off Transaction

Immediately following the closing of the Transaction and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Transaction assets and liabilities to its wholly-owned subsidiary, Rivulet International Holdings, Inc. (“SplitCo”), a Delaware corporation that was incorporated on May 4, 2010. Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to one of the Company’s stockholders in exchange for the cancellation of 36,764,706 shares of Common Stock, with 6,250,000 shares of Common Stock held by persons who were stockholders of the Company prior to the Transaction remaining outstanding.

Common Stock issued for Services

On May 13, 2010, the Company issued 800,000 shares of its Common Stock for Investor Relations services to be rendered in the future. The Company will value the shares at the contemporaneous Private Placement price of $.20 per share for a total of $160,000 to be recognized over the future service period.

Approval of Equity Incentive Plan and Option Grants

On May 12, 2010, shareholders representing a majority of the voting shares of the Company approved the 2010 Rvue Holdings Equity Incentive Plan (the “Plan”) and reserved 3,750,000 shares of Common Stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees of Holdings, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

rVue Holdings, Inc.
(fka: Rivulet International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010
(Unaudited)

Note 5 - Subsequent Events (continued)

On May 13, 2010, the board of directors of the Company approved an aggregate of 2,512,500 option grants to officers, directors and employees of the Company at exercise prices of $0.20 and $0.22. The total fair value of stock options granted was $385,006, and will be recognized over the respective vesting periods of between six and 24 months. The Company expects to record compensation expense of $178,422, $195,504 and $14,080 in the years ending December 31, 2010, 2011 and 2012, respectively.

The following table summarizes the assumptions the Company utilized to determine the estimated compensation expense for the stock options granted on May 13, 2010:

Assumptions
Expected life (years)	5.5 -6.0
Expected volatility	62.94% – 138.37%
Weighted-average volatility	98.2%
Risk-free interest rate	2.76% - 2.93%
Dividend yield	0.00%

The Company utilized the simplified method to estimate the expected life for the stock options granted. The simplified method was used as the Company does not have sufficient historical data regarding stock option exercises. The Company used the comparable company method to estimate expected volatility as it has no trading history and historical data. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected life of the related option at the time of the grant. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended January 31, 2010.

Recent Developments

On March 29, 2010, we filed an Amended and Restated Articles of Incorporation to, among other things, (1) change our name from “Rivulet International, Inc.” to “rVue Holdings, Inc.” (the “Company”), and (2) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”).

On March 29, 2010, we declared a stock dividend whereby each stockholder of record on April 8, 2010 received a dividend of an additional 11.25490196078 shares of Common Stock for every one share of Common Stock which they owned.

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue, Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”), in exchange for 12,500,000 shares of our Common Stock, or approximately 67% of our outstanding common shares upon the close of the asset sale (the “Transaction”). The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was treated as a reverse recapitalization of rVue, Inc. for accounting purposes and rVue, Inc. is the accounting acquiror of the Company for financial statement purposes. The Company succeeded to the business of rVue, Inc. and disposed of its pre-merger assets.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Three months ended April 30, 2010 compared to the three months ended April 30, 2009

We had no revenues in either of the quarters ended April 30, 2010 and 2009

Operating costs were $7,150 and $3,626 in the three months ended April 30, 2010 and 2009, respectively, and consist of contracted accounting services and auditing costs.  Operating costs increased by $3,524, or 97.2% in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

Net loss for the three month periods ended April 30, 2010 and 2009 were $7,150 and $3,626 respectively.

The weighted average number of common shares outstanding was 43,014,706 for the three months ended April 30, 2010 and 36,764,706 for the three months ended April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2010, cash totaled $6,708 compared to cash of $13,858 at January 31, 2010.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $7,150 and $3,626 during the three months ended April 30, 2010 and 2009, respectively. For each of the periods presented, cash was used to fund operating losses.

Cash Flows from Investing Activities

There were no investing activities during the three months ended April 30, 2010 and 2009.

Cash Flows from Financing Activities

There were no financing activities during the three months ended April 30, 2010.  Financing activities provided cash of $700 during the three months ended April 30, 2009, in the form of an advance from director.

PLAN OF OPERATION AND FUNDING

On May 13, 2010 we entered into the Transaction and in connection with the Private Placement, issued 5,348,730 shares of Common Stock which resulted in gross proceeds of $1,005,000 (before placement agent fees of $16,000 and escrow and other fees of $3,570) and included $205,000 of bridge notes which converted to 1,348,730 shares of Common Stock. We expect to have subsequent closings and sell additional shares of Common Stock.

Financial Condition

As of April 30, 2010, we had working capital of $5,519 and an accumulated deficit of $51,646 compared to a working capital of $12,669 and an accumulated deficit of $10,731 as of January 31, 2010. The decrease in working capital was due to the operating losses described above.

We believe that with the cash we have on hand after completion of the Private Placement, we will have sufficient funds available to cover our cash requirements through the next twelve months. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls
We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of April 30, 2010 based on the disclosure controls evaluation.

Objective of Controls
Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion
Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of April 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 1A.	Risk Factors.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rVue Holdings, Inc. (Registrant)

Date: June 7, 2010	By:	/s/ David A. Loppert
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc. (2)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Form of Subscription Agreement (2)
10.2	Form of Registration Rights Agreement (2)
10.3	Form of Lockup Agreement (2)
10.4	Placement Agent Agreement, dated May 1, 2010, between Rvue, Inc. and RAMPartners SA (2)
10.5	Form of Directors and Officers Indemnification Agreement (2) (3)
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc. (2)
10.7	Stock Purchase Agreement dated as of May 13, 2010, by and between Rvue Holdings, Inc., and the Buyers listed therein (2)
10.8	Employment Agreement between the Company and Jason M. Kates (2) (3)
10.9	Employment Agreement between the Company and David A. Loppert (2) (3)
10.10	Rvue Holdings, Inc. 2010 Equity Incentive Plan (2) (4)
10.11	Form of Incentive Stock Option Grant (2) (4)
10.12	Form of Non-Qualified Stock Option Grant (2) (4)
10.13	Rvue Holdings, Inc. Audit Committee Charter (2)
10.14	Rvue Holdings, Inc. Compensation Committee Charter (2)
10.15	Rvue Holdings, Inc. Nominating Committee Charter (2)
21	List of Subsidiaries (2)
31.1 *	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2 *	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on April 21, 2010.
(2)	Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on May 19, 2010.
(3)	Management Contract.
(4)	Management Compensatory Plan.