Form 10-Q
period 2010-06-30
RVUE HOLDINGS, INC.
filed 2010-08-18
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-158117

rVue Holdings, Inc.

(Exact name of registrant as specified in its charter)
NEVADA	94-3461079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N.E. 3rd Avenue, Suite 200 Fort Lauderdale, Florida 33301	(954) 525-6464
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 17, 2010 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	24,898,730

rVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
		(Restated - Note 1)

Assets

Current Assets
Cash And Cash Equivalents	$366,880	$117
Accounts Receivable	55,905	-
Prepaid Expenses	183,827	761
Due From Argo Digital Solutions, Inc.	138,880	-
Total Current Assets	745,492	878
Property And Equipment, Net	21,869	14,194
Software Development Costs	320,492	289,722
Deposits	18,086	-
	$1,105,939	$304,794

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$84,047	$12,530
Accrued Expenses	66,397	5,000
Capital Lease Obligations	1,497	5,784
Deferred Revenue	110,602	89,281
Total Current Liabilities	262,543	112,595

Commitments And Contingencies

Stockholders' Equity
Preferred Stock, $0.001 par value per share; Authorized, 10,000,000 shares; none issued or outstanding	-	-
Common Stock, $0.001 par value per share; Authorized 140,000,000 and 100,000,000 shares at June 30, 2010 and December 31, 2009, respectively; 24,898,730 and 10,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	24,899	10,000
Additional Paid-In Capital	1,375,564	242,464
Accumulated Deficit	(557,067)	(60,265)
Total Stockholders' Equity	843,396	192,199
	$1,105,939	$304,794

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Revenue
License	$20,480	$34,137
Network and administrative	133,877	270,188
	154,357	304,325

Costs And Expenses
Cost Of Revenue	37,945	75,722
Selling, General And Administrative Expenses	452,966	610,227
Depreciation And Amortization	30,279	50,212
Interest Income	(60)	(60)
Interest Expense	64,425	65,026
	585,555	801,127

Loss Before Income Taxes	(431,198)	(496,802)

Income Tax Expense	-	-

Net Loss	$(431,198)	$(496,802)

Net Loss Per Common Share - Basic And Diluted	$(0.02)	$(0.04)

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted	17,858,671	13,929,335

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
 AND THE PERIOD FROM INCEPTION (SEPTEMBER 15, 2009) THROUGH DECEMBER 31, 2009

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Inception
Issuance Of Common Stock	-	$-	10,000,000	$10,000	$233,714	$-	$243,714
Contributed Facilities Usage By Parent Company	-	-	-	-	8,750	-	8,750
Net Loss	-	-	-	-	-	(60,265)	(60,265)
Balance, December 31, 2009 (Audited) (Restated)	-	-	10,000,000	10,000	242,464	(60,265)	192,199
Merger Consideration - rVue Holdings, Inc.	-	-	14,898,730	14,899	1,089,199		1,104,098
Compensation Expense					43,901		43,901
Net Loss	-	-				(496,802)	(496,802)

Balance, June 30, 2010 (Unaudited)	-	$-	24,898,730	$24,899	$1,375,564	$(557,067)	$843,396

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)

Cash Flows From Operating Activities
Net Loss	$(496,802)
Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Depreciation And Amortization	50,212
Stock Option Expense	43,901
Bridge Loan Interest	64,746
(Increase) Decrease In:
Accounts Receivable	(55,905)
Prepaid Expenses	(23,066)
Deposits	(18,086)
Increase (Decrease) In:
Accounts Payable	71,517
Accrued Expenses	61,397
Deferred Revenue	21,321
Net Cash Used In Operating Activities	(280,765)

Cash Flows Used In Investing Activities
Payments for Property, Equipment and Software Development	(86,406)
Advances to Argo Digital Solutions, Inc.	(138,880)
Net Cash Used In Investing Activities	(225,286)

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock	877,101
Repayment Of Capital Lease Obligations	(4,287)
Net Cash Provided By Financing Activities	872,814

Net Increase In Cash And Cash Equivalents	366,763
Cash And Cash Equivalents, Beginning	117

Cash And Cash Equivalents, Ending	$366,880

Supplemental Disclosures of Cash Flow Information
Interest Paid	$281
Income Taxes Paid	$-

Supplements Disclosure of Non-Cash Investing and Financing Activities
Bridge Loans Converted To Shares Of Common Stock	$205,000

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business And Basis Of Presentation

rVue Holdings, Inc., formerly known as Rivulet International, Inc.,  (“rVue” or the “Company”), is a Nevada corporation formed on November 12, 2008.  The Company provides an IP-based addressable advertising exchange that connects to any network’s digital signage to promote its business and sell advertising to outside companies. The exchange connects advertisers and advertising agencies with Digital Out-Of-Home media or networks, and allows them to create and place rich, digital media advertising campaigns on those networks.

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

Prior to May 13, 2010, the Company was in the development stage and its efforts were primarily devoted to exporting used cars from the United States. On May 13, 2010 the Company acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation, from Argo Digital Solutions, Inc., a Delaware corporation (“Argo”), pursuant to an asset purchase agreement (the “Transaction”). For accounting purposes, the Transaction has been accounted for as a reverse recapitalization of rVue, Inc. The Company succeeded to the business of rVue, Inc. and, following the completion of the Transaction, disposed of its pre-merger assets.  See Note 3 below for a description of the Transaction.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary as of June 30, 2010 and December 31, 2009 (and for the three and six months ended June 30, 2010 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. The December 31, 2009 financial information included in this report has been extracted from the Company’s audited financial statements included in Form 8-K/A filed with the Securities and Exchange Commission on August 17, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions lives of long lived assets, and assumptions used in Black-Scholes valuation models, among others.

The unaudited condensed consolidated statements of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Revenue Recognition

The Company’s revenues are derived from the production and distribution of network programming, advertising sales and the licensing of proprietary software. The Company’s revenue recognition policy is as follows:

•	Revenue from the production and distribution of network programming content is recognized ratably over the term of the related service period.

•	Advertising transaction fee revenue is recognized once the advertisements have aired and the advertising campaign is completed in accordance with its contractual terms.

•
Software license revenue is accounted for in accordance with ASC 985-605, "Software Revenue Recognition".  Software license revenue is recognized when there is pervasive evidence of an arrangement, the fees are fixed and determinable, the software product has been delivered, there are no uncertainties surrounding product acceptance and collection is considered probable.  Initial site fees are recognized over the estimated period the sites will be in use.

Deferred revenue consists of payments received in advance of revenue recognition.

rVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Share-Based Compensation

Share-based compensation expenses are reflected in the Company’s consolidated statement of operations under cost of revenue and selling, general and administrative expenses.

The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility.

Loss Per Common Share

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

Fair Value Of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable and capital lease obligations approximated fair value due to the short-term nature of these instruments.

2. Principles Of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

3. Acquisition

Asset Purchase Transaction and Reverse Recapitalization

On May 13, 2010, the Company acquired all of the issued and outstanding capital stock and the business of rVue, Inc. from Argo, as well as any and all assets related to the rVue, Inc. business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”), in exchange for 12,500,000 shares of the Company’s Common Stock, or approximately 67% of the Company’s outstanding common shares upon the close of the Transaction. The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was treated as a reverse recapitalization of rVue, Inc. for accounting purposes and rVue, Inc. is the accounting acquiror of the Company for financial statement purposes. The Company succeeded to the business of rVue, Inc. and disposed of its pre-merger assets.

Private Placement

On May 13, 2010, we accepted subscriptions for a total of 32 units in our Private Placement, consisting of an aggregate 4,000,000 shares of our Common Stock, for a per unit purchase price of $25,000. We received gross proceeds of $800,000.  In addition, on May 13, 2010 holders of $205,000 of bridge notes converted their loans to 1,348,730 shares of the Company’s Common Stock.

rVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The common shares issued under the Private Placement are subject to registration rights pursuant to a registration rights agreement. The registration rights agreement states that the registration statement shall be (i) filed within 90 days of the final closing of the Private Placement or the termination date, whichever is later, (ii) declared effective within 180 days of the final closing of the Private Placement or the termination date, whichever is later and (iii) kept effective until the earlier of (a) 12 months after it becomes effective or (b) the date when all registrable securities have been sold or are able to be sold under Rule 144 of the Securities Act of 1933, as amended. The registration rights agreement contains a liquidated damages provision whereby liquidated damages may accrue and are payable in cash, at the rate of 1 percent of the aggregate amount invested by the investors per 30 day period or pro-rated for partial periods if (i) the registration statement is not filed within 90 days of the final closing of the Private Placement or the termination date, whichever is later, or (ii) if the registration statement is not declared effective within 180 days of the final closing of the Private Placement or the termination date, whichever is later. The liquidated damages are limited under the registration rights agreement to a maximum amount of 10 percent.

The Company engaged one party to serve as placement agent in connection with the Private Placement and may engage others in the future. The placement agents will, upon completion of the Private Placement, receive a cash fee of 8 percent of the gross proceeds of the units sold by them in the Private Placement, and in addition, under future placement agent agreements, they may receive two-year warrants to purchase 2 percent of the shares of common stock sold by them at an exercise price of 100 percent of the purchase price per share.

Convertible Bridge Loan

In March 2010 and April 2010, in contemplation of the Transaction, rVue, Inc. entered into a series of note purchase agreements to receive loans up to $205,000 (the “Bridge Loans”). The Bridge Loans were evidenced by promissory notes that bear interest at the rate of 10% per annum, (“Bridge Notes”), and were secured by substantially all of rVue, Inc’s assets. The Bridge Notes were issued to bridge rVue, Inc’s funding requirements through the conclusion of the Transaction. All of the Bridge Notes were convertible, at the holder’s option, at the conclusion of the Transaction or completion of a similar financing transaction. The Bridge Notes were due and payable on the earlier of the completion of the Transaction or September 2, 2010. Principal and accrued but unpaid interest is convertible to securities of the same type issued in the Private Placement on the same terms and conditions of other investors. In addition, upon closing of the Private Placement related to the reverse merger, the Company shall issue to each lender, without further consideration, shares of the common stock of the Company equal to 30% of the note principal plus accrued but unpaid interest (the “Bonus Shares”), whether or not the lender converts its principal and interest. For accounting purposes these Bonus Shares are considered additional interest.

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

rVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock issued for Services

On May 13, 2010, the Company issued 800,000 shares of its Common Stock for Investor Relations services to be rendered in the future. The Company valued the shares at the contemporaneous Private Placement price of $.20 per share for a total of $160,000 to be recognized over the future service period.

Approval of Equity Incentive Plan and Option Grants

On October 1, 2009, rVue, Inc. adopted the rVue, Inc. 2009 Stock Incentive Plan (“2009 Plan”) pursuant to which rVue, Inc’s. Board of Directors could grant awards totaling up to 2,000,000 common shares, par value $0.001 per share, to officers, employees and non-employees. As of May 13, 2010, no awards of any type were granted under the 2009 Plan and it was terminated on May 13, 2010 in connection with the Transaction.

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

The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used.

The Company expects to record compensation expense of $178,422, $195,504 and $14,080 in the years ending December 31, 2010, 2011 and 2012, respectively.  For the three and six month periods ended June 30, 2010, total share-based compensation expense totaled $43,901. $43,556 and $345 of this balance was recorded as elements of selling, general and administrative expenses, and cost of revenue, respectively.

rVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of option activity under the Company’s option plans as of June 30, 2010, and changes during the six months then ended is presented below:

	Number Of Options	Weighted Average Exercise Price Per Share
Outstanding on January 1, 2010	—	—
Granted	2,512,500	$0.21
Exercised	—	—
Forfeited	—	—
Outstanding on June 30, 2010	2,512,500	$0.21
Exercisable on June 30, 2010	—	—

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at5 June 30, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise		Contractual	Price Per		Price Per
Prices	Shares	Life (years)	Share	Shares	Share
$0.20	1,137,500	9.86	$0.20	—	—
$0.22	1,375,000	9.86	$0.22	—	—
	2,512,500	9.86	$0.21	—	—

4. Related party Transactions

Pursuant to a September 2009 Transition Services Agreement (the “Agreement”), as amended, Argo provided certain general and administrative services, including labor, technology, facilities and other services to the Company on an as needed basis in exchange for cash consideration.  For the six months ended June 30, 2010 the Company advanced a net of $138,880 to Argo to cover its expenses.  The Agreement terminated on May 13, 2010 and, pursuant to the Asset Purchase Agreement, any and all advances and payments made by the Company to or on behalf of Argo and owing by Argo to the Company shall be repaid or reimbursed by Argo to the Company on or prior to May 13, 2011, and such amount shall accrue interest at a rate of ten (10%) percent per annum.

5. Income Taxes

There is no income tax benefit for the losses for the three and six months ended June 30, 2010, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the period ended June 30, 2010.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.  Tax years from 2008 through 2009 remain subject to examination by major tax jurisdictions.

6. Legal Proceedings

A former employee of Argo has filed a demand for arbitration against the Company seeking payment of $46,500 pursuant to an agreement between her and Argo. The Company does not believe it is a valid party to this claim and intends to vigorously defend itself against such claim. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company could have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2.	Management’s Discussion and Analysis Of Financial Condition And Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our audited financial statements as of December 31, 2009 and for the period from Inception (September 15, 2009) through December 31, 2009 included in Form 8-K/A filed with the Commission on August 17, 2010.

Overview

rVue is an advertising exchange that connects advertisers and advertising agencies with digital signage.  We provide an online, Internet Protocol ("IP") based advertising exchange that connects advertisers and advertising agencies with Digital Out-Of-Home ("DOOH") media or networks, that allows them to create and display digital media advertising campaigns in a targeted manner.  Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business, in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue Inc. business.  As of August 2010, over 60 networks comprising approximately 200,000 screens representing the top 50 Designated Market Area's ("DMA's") were accessible through the exchange and relationships with over 10 advertising agencies.  In addition, we have licensed our technology to LeVOIP Corporation for a network of up to 50,000 DOOH screens in Italy and under a contract for 3,000 screens with PosteCom SpA, the Italian Post Office, from which we expect to derive significant license revenue commencing the first half of 2011.  LeVOIP will generate revenues from three sources; one-time initial site commissioning fees for first-time sites, recurring monthly license fees at a fixed dollar per site for each month a site utilizes the software, and, most significantly, from advertising revenues wherein we receive 25% of the advertising monies generated by the LeVOIP network.  We also provide content production and technical services to Accenture and Mattress Firm under contractual arrangements.

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

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue, Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”), in exchange for 12,500,000 shares of our Common Stock, or approximately 67% of our outstanding common shares upon the close of the asset sale (the “Transaction”). The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction is being accounted for as a reverse recapitalization of rVue, Inc. For accounting and financial reporting purposes rVue, Inc. is the acquiror and the Company is the acquired company.  The Company succeeded to the business of rVue, Inc. and following the completion of the Transaction and Private Placement, disposed of its pre-merger assets. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements of the Company prior to the closing of the Transaction will be those of rVue, Inc., and the consolidated financial statements after completion of the purchase and closing will include the assets and liabilities of the Company and rVue, Inc., historical operations of rVue, Inc. and operations of the Company from the closing date of the Transaction.

rVue, Inc. commenced business operations on September 15, 2009 and has no comparative operating history for the three or six months ended June 30, 2009.

Three Months Ended June 30, 2010

Revenue for the period was $154,357, of which $20,480 was from license fees and $133,877 was from network and administrative services.  Our license fees consist of initial site fees and monthly fees for the license of certain of our software.  Network and administrative revenue consist primarily of recurring fees from three customers to provide services under contracts, two of which run through the end of the year and one of which runs through May 13, 2011. We did not have any advertising related revenue in the quarter.

Revenue increased by $4,389 or 2.9% over revenue for the three month period ended March 31, 2010.

Cost of Revenue for the period was $37,945, of which $34,332 was payroll, benefits and temporary labor, and including $346 of stock option expense.  Cost of Revenue represents the costs to deliver our network services. Cost of Revenue was $37,777 for the three month period ended March 31, 2010.

Selling general and administrative expenses (“SG&A”) were $452,966, and major components included $303,674 of payroll and benefits, $40,840 of facility expenses, $13,696 of communication expenses, $8,922 of travel expenses, $64,631 of professional fees and $20,506 of office support and supply expenses.

SG&A increased by $295,705, or 188.0%, from the $157,261 of SG&A for the three month period ended March 31, 2010. Changes by major category of SG&A from the three month period ended March 31, 2010 compared to the three month period ended June 30, 2010 are:

	Three Months Ended
	June 30, 2010	March 31, 2010	$ Change	% Change

Payroll and benefits	$303,674	$111,854	$191,820	171.5%
Facility expenses	40,840	19,666	21,174	107.7%
Communications expenses	13,696	5,913	7,783	131.6%
Professional fees	64,631	11,068	53,563	483.9%
Office support and supply expenses	20,506	5,136	15,370	299.3%

Pursuant to the Transition Services Agreement between Argo and rVue, Inc. through May 13, 2010, expenses were allocated between Argo and rVue as follows:

	% Allocation
	rVue	Argo
Payroll and benefits	80%	20%
Facility Costs	50%	50%
Communications	63%	34%
Office Support & Supply	39%	61%

Commencing in May 2010, rVue ramped up its infrastructure, including its staff of engineers and support staff, and hired a new Chief Financial Officer.  These costs are reflected in the increased payroll and benefit costs, which also include $43,556 of stock option expense, for the quarter ended June 30, 2010, compared to the quarter ended March 31, 2010, along with all legacy expenses being allocated to rVue effective May 13, 2010.

Facility cost increases were rent of $13,358 and utilities of $7,816. These represented the full allocation of rent and utilities to rVue from May 13, 2010.

Professional fees for the quarter ended June 30, 2010 consisted of $20,000 for investor relations services, and $31,325 for legal, accounting and recruiting fees, and $13,306 for consulting and other fees compared to $11,068 for accounting fees in the quarter ended March 31, 2010.

Office support and supply expenses increase were mainly for insurance, after the Transaction, amounting to $10,182, and $5,188 for all other office support and supply functions.

Depreciation and amortization was $30,279 for the three month period ended June 30, 2010 compared to $19,933 for the three month period ended March 31, 2010, a $10,346 or 51.9% increase.  Depreciation expense is mainly for software development costs, and our amortizable software was placed in service in February 2010 resulting in the increase.

Interest income was $60, and interest expense was $64,425 compared to interest expense of $602 for the three months ended March 31, 2010.  The increase in interest expense of $63,823 in the three months ended June 30, 2010 was comprised of interest on Bridge Loans of $1,650, $62,248 attributable to the Bonus Shares issued in connection with the Bridge Loans which was treated as interest expense, and a reduction of capital lease interest of $75.

The Company’s results of operations for the quarter ended June 30, 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Six Months Ended June 30, 2010

Revenue for the period was $304,325, of which $34,137 was from license fees and $270,188 was from network and administrative services.  Our license fees consist of initial site fees and monthly fees for the license of certain of our software.  Network and administrative revenue consist primarily of recurring fees from two customers to provide services under contracts which run through the end of the year and non recurring fees from another customer whose contract ended in May 2010 and for whom we now provide non recurring services. We did not have any advertising related revenue in the quarter.

Cost of revenue for the period was $75,722, of which $70,553 was payroll, benefits and temporary labor. Cost of Revenue represents the costs to deliver our network services.

SG&A were $610,227, and major components included $415,527 of payroll and benefits (including $43,556 of stock option expense), $60,506 of facility expenses, $19,609 of communication expenses, $12,443 of travel expenses, $75,699 of professional fees and $25,642 of office support and supply expenses.

Depreciation and amortization was $50,212, interest income was $60, and interest expense was $65,026.  Net loss was $496,802.

The Company’s results of operations for the six month period ended June 30, 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity And Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009.  As of December 31, 2009 and June 30, 2010, we had cash and cash equivalent balances of $117 and $366,880, respectively.  Since our inception through June 30, 2010, we have incurred net losses and at June 30, 2010 had an accumulated deficit of $557,067.    We expect to incur losses for the next six months as we complete the roll out of rVue.  There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at June 30, 2010 and do not expect to have any during the next twelve months.  Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in either the three or six month periods ended June 30, 2010, and do not expect any in the remainder of fiscal 2010.  While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash Flows Used In Operating Activities

Net cash used in operating activities totaled $280,765 for the six months ended June 30, 2010. Cash was used to fund operating losses of $496,802, reduced by non cash depreciation of $50,212, compensation expense of $43,901 and bridge loan interest settled in shares of common stock of $64,746 and net changes in components of working capital totaling $57,178.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $225,286 for the six months ended June 30, 2010, and was comprised of $84,606 for the purchase of property, equipment and software development costs and $138,880 advanced to Argo.

Cash Flows From Financing Activities

Net cash provided by financing activities totaled $871,814 for the six months ended June 30, 2010, and was comprised of $877,101 of net proceeds from the sale of common stock reduced by $4,287 used to repay capital lease obligations.

Financial Condition

As of June 30, 2010, we had working capital of $482,949 and an accumulated deficit of $557,067 compared to a working capital deficit of $111,717 and an accumulated deficit of $60,265 as of December 31, 2009. The increase in working capital was as a result of the sale of common stock under the Transaction described above.

We believe that with the cash we have on hand after completion of the Private Placement, we will have sufficient funds available to cover our cash requirements through the next twelve months. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Management is responsible for the integrity of the financial information presented herein.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Where necessary, they reflect estimates based on management's judgment.  When selecting or evaluating accounting alternatives, management focuses on those that produce from among the available alternatives information most useful for decision-making.  We believe that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Software Development Costs

Our software development costs are being capitalized or expensed as required by The Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) 340-40-05, Internal Use Software".  Costs incurred in the planning stage have been expensed.  Costs incurred in the website application and infrastructure development stage are being capitalized or expensed in accordance with ASC 340-40-50.  Costs incurred in the operating stage will be expensed as incurred; however costs incurred for upgrades or enhancements that provide added functionality or features will be expensed or capitalized as required by ASC 340-40-50.

Revenue Recognition

Our revenues are derived from the production and distribution of network programming, advertising sales and the licensing of proprietary software.

•	Revenue from the production and distribution of network programming content is recognized ratably over the term of the related service period.
•	Advertising revenue is recognized once the advertisements have aired and the advertising campaign is completed in accordance with its contractual terms.
•
Software license revenue is accounted for in accordance with ASC 985-605, "Software Revenue Recognition".  Software license revenue is recognized when there is pervasive evidence of an arrangement, the fees are fixed and determinable, the software product has been delivered, there are no uncertainties surrounding product acceptance and collection is considered probable. Initial site fees are recognized over the estimated period the sites will be in use.

Deferred revenue consists of payments received in advance of revenue recognition.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,” all of which are subject to risks and uncertainties. Forward looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward looking statements. Forward looking statements give the Company’s current expectations or forecasts of future events. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described.  The risks, uncertainties and other factors that our shareholders and prospective investors should consider include the following:

•	We have a limited operating history, incurred losses and past performance is no guarantee of future performance;
•	We depend upon our senior management and our business may be adversely affected if we cannot retain them;
•	Our Chief Executive Officer has no experience running a public company;
•	If we fail to increase the number of our advertising clients or participating DOOH networks and if we fail to retain those clients, our revenues and our business will be harmed;
•	The market for advertising is highly competitive and we may be unable to compete successfully;
•	The effects of the recent and ongoing global economic crisis may adversely impact our business, operating results or financial condition;
•	Our limited operating history makes it difficult for us to accurately forecast revenues and appropriately plan our expenses;
•	We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•	Growth may place significant demands on our management and our infrastructure;
•	We may be unable to successfully execute our business strategy if we fail to continue to provide our customers with a high-quality customer experience;
•	Future acquisitions could disrupt our business and harm our financial condition and operating results;
•	We rely on our marketing efforts to attract new customers and must do so in a cost-effective manner; otherwise our operations will be harmed;
•	Misappropriation of our proprietary software and technology could materially affect our competitive position;
•	Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations;
•
Our technology may infringe on rights owned by others, which may interfere with our ability to provide services, and our rVue web site may expose us to increased liability or expense under intellectual property, privacy or other law;

•	We may be unsuccessful in expanding our operations internationally, which could harm our business, operating results and financial condition;
•	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information;
•	Our business is subject to the risks of hurricanes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism;
•	We will incur increased costs as a result of being a public reporting company, which may adversely affect our operating results and financial condition;

•
We will need additional capital to fund ongoing operations and to respond to business opportunities, challenges, acquisitions or unforeseen circumstances.  If such capital is not available to us, our business, operating results and financial condition may be harmed;

•	A further tightening of the credit markets may have an adverse effect on our ability to obtain short-term debt financing;
•
Following the Transaction, we became subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability grow;

•
If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock;

•	If use of the Internet, particularly with respect to the placement of online advertising, does not increase as rapidly as we anticipate, our business will be harmed;
•	Government regulation of the Internet is evolving, and unfavorable changes could substantially harm our business and operating results;
•	Seasonality may cause fluctuations in our financial results;
•
We may be unable to register for resale all of the shares of common stock and shares of common stock underlying the warrants included within the units sold in the Private Placement, in which case purchasers in the Private Placement will need to rely on an exemption from the registration requirements in order to sell such shares;

•	Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms;
•	Following the Transaction, our stock price may be volatile;
•	We have not paid dividends in the past and do not expect to pay dividends in the future and any return on investment may be limited to the value of our Common Stock;
•	There is currently a very limited liquid trading market for our Common Stock and we cannot ensure that one will ever develop or be sustained;
•	Following the Transaction, our Common Stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares;
•	Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline;
•	Investor Relations Activities, Nominal “Float” and Supply and Demand Factors May Affect the Price of our Stock;
•	We may apply the proceeds of the Private Placement to uses that ultimately do not improve our operating results or increase the value of your investment;
•
Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in the Private Placement;

•	Exercise of options may have a dilutive effect on our common stock; and
•
Our amended and restated articles of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section titled “Risk Factors” in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 17, 2010. The Company is providing this information as of the date of this Quarterly Report on Form 10-Q and does not undertake any obligation to update any forward looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or otherwise.  We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Forward looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  No forward looking statement can be guaranteed and actual future results may vary materially.

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.       Controls And Procedures.

Disclosure Controls And Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In August 2010, we discovered that our internal control over financial reporting relating to our revenue recognition function was inadequate. On August 17, 2010, we filed an Amended Current Report on Form 8-K/A and, as described in Item 8.01 “Other Events” in that report, we identified a material weakness as of December 31, 2009 and as of March 31, 2010 related to revenue recognition. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. On August 11, 2010, the Board of Directors of the Company, after consultation with the Company’s Independent Registered Accounting Firm and the Company’s Chief Financial Officer, concluded that the Company’s Financial Statements (a) as of December 31, 2009 and for the period from September 15 (inception) through December 31, 2009, and (b) as of March 31, 2010 and for the three month period then ended, should no longer be relied upon. The restatement of the financial statements are as a result of a change in revenue recognition accounting for software license revenue and in the estimated useful lives of software development costs from 5 to 3 years.

Remediation of this material weakness will be taken and may include the following:

•	Developing and implementing a formal policy governing all key aspects of revenue recognition.
•	Increasing the training of our accounting staff on revenue recognition; and
•
If necessary, retaining outside experts to supplement our core knowledge of the complexities around revenue recognition. We believe these resources, when combined with our existing resources, will enable us to comply with the technical complexities of revenue recognition.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2010, in conjunction with the Transaction, we issued 800,000 shares of our Common Stock to two individuals for Investor Relations services to be performed over the next 12 months.  The securities issued to these individuals were offered and sold in sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

We disclosed sales of unregistered securities under Item 3.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2010. We intend to use the proceeds from such sales for general working capital.

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

rVue Holdings, Inc.
(Registrant)

Date: August 18, 2010	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., rVue, Inc. and rVue Holdings Inc. (2)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Form of Subscription Agreement (2)
10.2	Form of Registration Rights Agreement (2)
10.3	Form of Lockup Agreement (2)
10.4	Placement Agent Agreement, dated May 1, 2010, between rVue, Inc. and RAMPartners SA (2)
10.5	Form of Directors and Officers Indemnification Agreement (2) +
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between rVue Holdings, Inc. and Rivulet International Holdings, Inc. (2)
10.7	Stock Purchase Agreement dated as of May 13, 2010, by and between rVue Holdings, Inc., and the Buyers listed therein (2)
10.8	Employment Agreement between the Company and Jason M. Kates (2) +
10.9	Employment Agreement between the Company and David A. Loppert (2) +
10.10	rVue Holdings, Inc. 2010 Equity Incentive Plan (2) +
10.11	Form of Incentive Stock Option Grant (2) +
10.12	Form of Non-Qualified Stock Option Grant (2) +
31.1	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a) *
31.2	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a) *
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
* Filed herewith ** Furnished herewith + Management contract or compensatory plan or arrangement
(1) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on April 21, 2010.
(2) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on May 19, 2010.