Form 10-Q
period 2010-09-30
RVUE HOLDINGS, INC.
filed 2010-11-12
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-158117

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

100 N.E. 3rd Avenue, Suite 200
Fort Lauderdale, Florida 33301	(954) 525-6464
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 11, 2010 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	28,648,730

RVUE HOLDINGS, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets – September 30, 2010 (unaudited) and December 31, 2009	1
	Unaudited Condensed Consolidated Statements of Operations – Three and Nine months ended September 30, 2010, and from Inception (September 15, 2009) through September 30, 2009	2
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity – Nine months ended September 30, 2010, and from Inception (September 15, 2009) through September 30, 2009	3
	Unaudited Condensed Consolidated Statement of Cash Flows – Nine months ended September 30, 2010, and from Inception (September 15, 2009) through September 30, 2009	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
	Forward Looking Statements.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4.	Controls and Procedures.	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	(Removed and Reserved).	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21

2

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current Assets
Cash And Cash Equivalents	$625,662	$117
Accounts Receivable, net of allowance for doubtful accounts of $37,651 in 2010	34,187	-
Prepaid Expenses	125,261	761
Due From Argo Digital Solutions, Inc.	167,048	-
Total Current Assets	952,158	878
Property And Equipment, Net	24,020	14,194
Software Development Costs	354,375	289,722
Deposits	13,510	-
	$1,344,063	$304,794

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$111,682	$12,530
Accrued Expenses	207,045	5,000
Payroll Liabilities	3,459	-
Capital Lease Obligations	-	5,784
Investment Subscriptions Received	150,000	-
Deferred Revenue	92,285	89,281
Total Current Liabilities	564,471	112,595

Stockholders' Equity
Preferred Stock, $0.001 par value per share; Authorized, 10,000,000 shares;
none issued or outstanding	-	-
Common Stock, $0.001 par value per share; Authorized 140,000,000 and
100,000,000 shares at September 30, 2010 and December 31, 2009, respectively;
28,648,730 and 10,000,000 shares issued and outstanding at September 30, 2010
and December 31, 2009, respectively	28,649	10,000
Additional Paid-In Capital	2,160,412	242,464
Accumulated Deficit	(1,409,469)	(60,265)
Total Stockholders' Equity	779,592	192,199
	$1,344,063	$304,794

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months	Nine Months	(September 15, 2009)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2010	2010	2009
Revenue
rVue Fees	$3,257	$3,257	$-
License	24,175	58,312	-
Network	129,504	399,692	-
	156,936	461,261	-

Costs And Expenses
Cost Of Revenue	43,691	119,067	-
Selling, General And Administrative Expenses	934,898	1,545,471	6,500
Depreciation And Amortization	35,784	85,996	-
Interest Income	(5,824)	(5,884)	-
Interest Expense	789	65,815	-
	1,009,338	1,810,465	6,500

Loss Before Income Taxes	(852,402)	(1,349,204)	(6,500)

Income Tax Expense	-	-	-

Net Loss	$(852,402)	$(1,349,204)	$(6,500)

Net Loss Per Common Share - Basic And Diluted	$(0.03)	$(0.08)	$-

Weighted Average Number Of Common Shares
Outstanding - Basic And Diluted	25,485,687	17,781,452	10,000,000

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
AND THE PERIOD FROM INCEPTION (SEPTEMBER 15, 2009) THROUGH DECEMBER 31, 2009

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Inception
Issuance Of Common Stock	-	$-	10,000,000	$10,000	$233,714	$-	$243,714
Contributed Facilities Usage By Parent Company	-	-	-	-	8,750	-	8,750
Net Loss	-	-	-	-	-	(60,265)	(60,265)
Balance, December 31, 2009 (Audited)	-	-	10,000,000	10,000	242,464	(60,265)	192,199
Merger Consideration - rVue Holdings, Inc.	-	-	14,898,730	14,899	1,142,649	-	1,157,548
Common Stock Sold On August 27, 2010	-	-	250,000	250	49,750	-	50,000
Common Stock Sold On September 17, 2010	-	-	3,000,000	3,000	597,000	-	600,000
Placement Agent Fees Paid With Common Stcok			500,000	500	99,500		100,000
Stock Issuance Expenses	-	-			(102,018)	-	(102,018)
Compensation Expense	-	-	-	-	131,067	-	131,067
Net Loss	-	-	-	-	-	(1,349,204)	(1,349,204)
Balance, September 30, 2010 (Unaudited)	-	$-	28,648,730	$28,649	$2,160,412	$(1,409,469)	$779,592

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

		From Inception
	For The Nine	(September 15, 2009)
	Months Ended	Through
	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities
Net Loss	$(1,349,204)	$(6,500)
Adjustments To Reconcile Net Loss To Net Cash
Provided By (Used In) Operating Activities
Depreciation And Amortization	85,996	-
Non Cash Compensation Expense	131,067	-
Non Cash Bridge Loan Interest	64,746	-
Non Cash Investor Relations Expenses	80,000	-
Non Cash Placement Agent Fees	100,000
(Increase) In:
Accounts Receivable	(34,187)	(600)
Prepaid Expenses	(44,500)	-
Deposits	(13,510)	-
Increase In:
Accounts Payable	99,152	2,724
Accrued Expenses	202,045	49,021
Payroll Liabilities	3,459	-
Deferred Revenue	3,004	-
Net Cash Provided By (Used In) Operating Activities	(671,932)	44,645

Cash Flows Used In Investing Activities
Payments for Property, Equipment and Software Development	(158,224)	(10,590)
Advances to Argo Digital Solutions, Inc.	(167,048)	(33,955)
Net Cash Used In Investing Activities	(325,272)	(44,545)

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock	1,478,533	-
Investment Subscription Received	150,000	-
Repayment Of Capital Lease Obligations	(5,784)	-
Net Cash Provided By Financing Activities	1,622,749	-

Net Increase In Cash And Cash Equivalents	625,545	100
Cash And Cash Equivalents, Beginning	117	-
Cash And Cash Equivalents, Ending	$625,662	$100

Supplemental Disclosures of Cash Flow Information
Interest Paid	$280	$-
Income Taxes Paid	$-	$-

Supplements Disclosure of Non-Cash Investing and Financing Activities
Bridge Loans Converted To Shares Of Common Stock	$205,000	$-
Prepaid Capital Lease Payment Trasnferred from Parent	$-	$761
Capital Assets Transferred From Parent	$-	$250,772
Capital Lease Transferred From Parent	$-	$7,819

See the accompanying notes to condensed consolidated financial statements.

RVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business And Basis Of Presentation

rVue Holdings, Inc., formerly known as Rivulet International, Inc.,  (“rVue” or the “Company”), is a Nevada corporation formed on November 12, 2008.  The Company provides an internet based advertising exchange that connects advertisers, advertising agencies and media buyers with network owners that operate Digital Out-Of-Home media or networks, and allows them to create, negotiate and place rich, digital media advertising campaigns on those networks.

On March 29, 2010, the Company filed an Amended and Restated Articles of Incorporation to: (1) change our name from “Rivulet International, Inc.” to “Rvue Holdings, Inc.”; (2) designate a resident agent and registered office; (3) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”); (4) set the number of directors of the Company at no less than 1; (5) state the legal purpose of the Company; (6) provide for the limitation of liability of directors of the Company to the fullest extent permitted by the Nevada Revised Statutes; and (7) provide for the indemnification of officers and directors of the Company to the fullest extent permissible under the laws of the State of Nevada.

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010, and for the period from Inception (September 15, 2009) through September 30, 2009, have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. The December 31, 2009 financial information included in this report has been derived from the Company’s audited financial statements included in Form 8-K/A filed with the Securities and Exchange Commission on August 17, 2010, but does not include the disclosures required by accounting principles generally accepted in the U.S.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions of lives of long lived assets, and assumptions used in Black-Scholes valuation models, among others.

The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Revenue Recognition

The Company’s revenues are derived from the maintenance of certain private networks, the production and distribution of network programming, transaction fees from advertising campaigns placed through rVue, and the licensing of proprietary software.

•	Revenue from the maintenance of private networks, and the production and distribution of network programming content, is recognized ratably over the term of the related service period.
•	Transaction fee revenue is recognized once the advertisements have aired and the advertising campaign is completed in accordance with the advertising campaigns contractual terms.

RVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Share-Based Compensation

Share-based compensation expenses are reflected in the Company’s consolidated statement of operations.

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

Fair Value Of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable and capital lease obligations approximated fair value due to the short-term nature of these instruments.

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

Private Placement

On May 13, 2010, we accepted subscriptions for a total of 32 units in our Private Placement, consisting of an aggregate 4,000,000 shares of our Common Stock, for a per unit purchase price of $25,000. We received gross proceeds of $800,000. In addition, on May 13, 2010 holders of $205,000 of bridge notes converted their loans to 1,348,730 shares of the Company’s Common Stock.  On August 27, 2010 we accepted subscriptions for a total of 2 units in our Private Placement, consisting of an aggregate 250,000 shares of our Common Stock, for a per unit purchase price of $25,000. We received gross proceeds of $50,000. On September 17, 2010, we accepted subscriptions for a total of 24 units in our Private Placement, consisting of an aggregate 3,000,000 shares of our Common Stock, for a per unit purchase price of $25,000. We received gross proceeds of $600,000.

RVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

We terminated the Private Placement on September 17, 2010.  For a period of twelve months following the later of the final closing date or the termination of the Private Placement, in the event that the Company issues or grants any shares of common stock or any warrants or other convertible securities pursuant to which shares of common stock may be acquired at a per share price (a “Lower Price”) less than $0.20 (subject to certain customary exceptions, including where shares are issued in connection with employment arrangements or business combinations in which a portion of the consideration may be payable in shares or convertible securities with a business in substantially the same line of business as the Company), then the Company shall promptly issue additional shares of common stock (“Ratchet Shares”) to the investors in the Private Placement in an amount sufficient that the subscription price paid by such investors in the Private Placement, when divided by the total number of shares of common stock issued to such investor (shares included in the purchased units plus any Ratchet Shares issuable or previously issued under this provision), will result in an effective price paid by the investor per share of Common Stock equal to such Lower Price.

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

The Company engaged one party to serve as placement agent in connection with the Private Placement. The placement agent received a cash fee of 8 percent of the gross proceeds of the units sold by them in the Private Placement.

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

All of the Bridge Notes were converted and the Bonus Shares were issued into an aggregate 1,348,730 shares of the Company’s Common Stock as part of the merger on May 13, 2010.

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

On August 16, 2010, the Company entered into a one-year Investor Relations Consulting Agreement and agreed to issue 2 million shares of its Common Stock for the Investor Relations services to be rendered. On October 15, 2010, the Company and the consultant agreed to reduce the number of shares to be issued to 1,450,000.  The Company has valued the services and the shares to be issued at the contemporaneous Private Placement price of $.20 per share for a total of $290,000 to be recognized over the service period.

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

On May 13, 2010, the board of directors of the Company approved an aggregate of 2,512,500 option grants to officers, directors, employees and consultants of the Company at exercise prices of $0.20 and $0.22. 475,000 options were subsequently forfeited. The total fair value of stock options granted was $329,340, and will be recognized over the respective vesting periods of between six and 24 months.

On September 17, 2010, the board of directors of the Company approved an aggregate of 865,000 option grants to officers, directors, employees and consultants of the Company at exercise prices of $0.20 and $0.22. The total fair value of stock options granted was $106,916, and will be recognized over the respective vesting periods of between six and 12 months.

The following table summarizes the assumptions the Company utilized to determine the estimated compensation expense for the stock options granted on May 13, 2010 and September 17, 2010:

Assumptions
Expected life (years)	5.5 - 6.0
Expected volatility	62.94%–138.37%
Weighted-average volatility	72.98% - 98.2%
Risk-free interest rate	1.57% - 2.93%
Dividend yield	0.00%

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

RVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company expects to record compensation expense of $242,788, $183,761 and $9,706 in the years ending December 31, 2010, 2011 and 2012, respectively. For the three and nine month periods ended September 30, 2010, total share-based compensation expense totaled $87,166 and $131,067, respectively.

A summary of option activity under the Company’s option plans as of September 30, 2010, and changes during the nine months then ended is presented below:

	Number Of Options	Weighted Average Exercise Price Per Share
Outstanding on January 1, 2010	—	—
Granted	3,377,500	$0.21
Exercised	—	—
Forfeited	(475,000)	0.21
Outstanding on September 30, 2010	2,902,500	$0.21
Exercisable on September 30, 2010	—	—

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at September 30, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise		Contractual	Price Per		Price Per
Prices	Shares	Life (years)	Share	Shares	Share
$0.20	1,602,500	9.80	$0.20	—	—
$0.22	1,300,000	9.80	$0.22	—	—
	2,902,500	9.80	$0.21	—	—

4. Related party Transactions

Pursuant to a September 2009 Transition Services Agreement (the “Agreement”), as amended, Argo provided certain general and administrative services, including labor, technology, facilities and other services to the Company on an as needed basis in exchange for cash consideration.  For the nine months ended September 30, 2010 the Company advanced a net of $167,048 to Argo to cover its expenses, including accrued interest of $5,671.  The Agreement terminated on May 13, 2010 and, pursuant to the Asset Purchase Agreement, any and all advances and payments made by the Company to or on behalf of Argo and owing by Argo to the Company shall be repaid or reimbursed by Argo to the Company on or prior to May 13, 2011, and such amount shall accrue interest at a rate of ten (10%) percent per annum.

5. Income Taxes

There is no income tax benefit for the losses for the three and nine months ended September 30, 2010, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the period ended September 30, 2010.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.  Tax years from 2008 through 2009 remain subject to examination by major tax jurisdictions.

RVUE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

6. Subsequent Event

On October 15, 2010, the Company amended its August 16, 2010 Investor Relations Consulting Agreement and reduced the shares to be issued thereunder to 1,450,000.

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

Overview

rVue is an advertising exchange that connects advertisers and advertising agencies with digital signage.  We provide an online, internet based advertising exchange that connects advertisers and advertising agencies with third party Digital Out-Of-Home ("DOOH") media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  As of November 11, 2010, 97 networks comprising approximately 348,000 screens representing the top 50 Designated Market Area's ("DMA's") were accessible through the rVue exchange, and rVue had relationships with over 90 advertising agencies.  For this service rVue receives a transaction fee of up to 4% of the gross advertising placed through rVue.  As of the September 30, 2010, rVue had not generated significant revenues from advertisers utilizing its DOOH platform or technologies.

In connection with the Transaction, the Company acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology.  Such software and technology included the rVue demand side platform software as well as the rVue Client and Server Software which allows an end user to manage and operate a DOOH network. The Client Software is used to manage each screen or site and the Sever Software is used to manage the Client Software.  rVue has licensed the Client and Server Software to Levoip Corporation for installation in Italy.  Under the terms of the contract, Levoip is required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilizes the software; and (3) a 25% share of the gross third-party advertising displayed on the sites.  We do not expect to generate significant additional revenues from the Levoip contract after September 30, 2010, inasmuch as we have recently been informed that Levoip has suspended its installation of additional sites.  As of December 31, 2009 and as of September 30, 2010, the Company had generated $2,533 and $57,612 of revenue from the Levoip contract.

We also provide content production and technical services to Accenture and Mattress Firm under contractual arrangements.

Recent Developments

On March 29, 2010, the Company filed an Amended and Restated Articles of Incorporation to: (1) change our name from “Rivulet International, Inc.” to “Rvue Holdings, Inc.”; (2) designate a resident agent and registered office; (3) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”); (4) set the number of directors of the Company at no less than 1; (5) state the legal purpose of the Company; (6) provide for the limitation of liability of directors of the Company to the fullest extent permitted by the Nevada Revised Statutes; and (7) provide for the indemnification of officers and directors of the Company to the fullest extent permissible under the laws of the State of Nevada.

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

Results of Operation

rVue, Inc. commenced business operations on September 15, 2009 and has no comparative operating history for the three or nine months ended September 30, 2009.  For the period from September 15, 2009 through September 30, 2009, rVue, Inc. had operating expenses and a net loss of $6,500.

Three Months Ended September 30, 2010

Revenue

Revenue for the three month period ended September 30, 2010 was $156,936, compared to $154,357 for the three month period ended June 30, 2010, a $2,579 increase, or 1.7%. We earn revenue in three broad categories:

License Fees.  We earn revenue from the licensing of our Client and Server software and technology to third parties, including DOOH networks.  We have granted an exclusive license for the use of our Client and Server software and technology in Italy to Levoip Corporation and categorize  this revenue as “License” revenue.  License revenue for the three month period ended September 30, 2010 was $24,175, compared to $20,480 for the three month period ended June 30, 2010, a $3,695 or 18.0% increase.  The increase was attributable to additional sites installed in the quarter.  We do not expect to generate significant additional revenues from the Levoip contract after September 30, 2010, inasmuch as we have recently been informed that Levoip has suspended its installation of additional sites.

Network and Administrative Services.  Network and Administrative Service revenue relate to fees we receive for producing programming in our studios or with outside services for Mattress Firm and AutoNation. We also earn network and administrative service revenue under contracts pursuant to which we provide content production and technical services to Mattress Firm and Accenture.

Effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada which was to build and operate a DOOH network.  In consideration for entering into the agreement we received a $50,000 fee which we are recognizing over the 11-month period of the contract.  Commencing January 1, 2010, we assumed certain contract work from Argo for Accenture, AutoNation and Mattress Firm which we consider to be network related services.  Revenue from these services for the three month period ended September 30, 2010 and June 30, 2010 is as follows:

	Three Months Ended
	September 30,	June 30,
	2010	2010	$ Change	% Change

Mattress Firm Contract Services	$60,000	$60,000	$-	0%
AutoNation Contact Services	-	17,500	(17,500)	-100%
AutoNation Production Services	9,915	6,815	3,100	45%
Accenture Contract Services	35,925	35,925	-	0%
Canada License Fee	17,926	13,637	4,289	31%
Other	5,738	-	5,738	100%
Total	$129,504	$133,877	$(4,373)	-3%

Mattress Firm operates an in-store network.  We image computers to run the in-store network in each store location, and produce and create custom content such as in store sales promotions to display on such network.

Through May 2010 we provided AutoNation with oversight and management services and content production for their in-house network.  We monitored the network to ensure it was running at all times and created custom content for display on such networks.  Since June 2010 we provide content creation services on an as needed basis for AutoNation.

We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.

We do not intend to pursue additional network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed below.

Transaction Fees.  rVue Transactions fees were $3,257 in the three month period ended September 30, 2010.  We expect to earn transaction fees from advertisers and agencies for placing advertising with networks through rVue.  This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2011 and beyond.  We do not expect that we will earn significant transaction fees in 2010.  The transaction fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide.

Cost of Revenue for the three month period ended September 30, 2010 was $43,691 of which $30,574 was payroll, benefits and temporary labor, $8,865 related to rVue operations and $3,829 related to network services costs. Cost of Revenue represents the costs to deliver services and the cost of production. Cost of revenue increased by $6,093, or 16.2% over cost of revenue of $37,598 for the three month period ended June 30, 2010.

Selling general and administrative expenses (“SG&A”) were $934,898 for the three month period ended September 30, 2010.  SG&A increased by $481,588, or 106.2%, from the $453,310 of SG&A for the three month period ended June 30, 2010. Changes by major component of SG&A between the three month period ended September 30, 2010 and the three month period ended June 30, 2010 are:

	Three Months Ended
	September 30,	June 30,
	2010	2010	$ Change	% Change

Payroll and benefits (excluding stock option expense)	$286,792	$260,117	$26,675	10.3%
Stock option expense	87,166	43,901	43,265	98.6%
Facility expenses	80,336	40,840	39,496	96.7%
Communications expenses	18,994	13,696	5,298	38.7%
Travel expense	6,574	8,922	(2,348)	-26.3%
Marketing	58,982	692	58,290	8423.4%
Investor relations expenses	149,072	20,000	129,072	645.4%
Placement agent fees	100,000	-	100,000	100.0%
Professional and consulting fees	74,556	44,631	29,925	67.1%
Office support and supply expenses	34,775	20,511	14,264	69.5%
Bad debt expense	37,651	-	37,651	100.0%
Total	$934,898	$453,310	$481,588	106.2%

Pursuant to the Transition Services Agreement between Argo and rVue, Inc. through May 13, 2010, expenses were allocated between Argo and rVue as follows:

	% Allocation
	rVue	Argo
Payroll and benefits	80%	20%
Facility costs	50%	50%
Communications expense	63%	37%
Office support and supply expense	39%	61%

Commencing in May 2010, rVue ramped up its infrastructure, including its staff of engineers and support staff, and hired a new Chief Financial Officer. These costs are reflected in the increased payroll and benefit costs for the three month period ended September 30, 2010, compared to the three month period ended June 30, 2010.

Stock option expense was $87,166 for the three month period ended September 30, 2010 compared to $43,901 for the three month period ended June 30, 2010, a $43,265, or 98.6% increase.  Options were granted on May 13, 2010 and September 17, 2010.

Facility cost increases were $2,153 for rent and associated expenses and $37,343 of non-recurring relocation expenses incurred in moving to new leased premises in July 2010.

Marketing expenses included $45,000 paid to a consultant in the three month period ended September 30, 2010 and $13,982 of general marketing expenses.

Investor relations expenses for the three month period ended September 30, 2010 consisted of $119,040 paid to investor relations consultants, and $30,032 for investor meetings, conferences and communication expenses, compared to $20,000 paid to investor relations consultants in the three month period ended June 30, 2010.

Placement agent fees for the three month period ended September 30, 2010 consisted of a fee of $100,000 paid to placement agents and in shares of the Company’s Common Stock in connection with the Private Placement.

Professional fees for the three month period ended September 30, 2010 consisted of $67,517 for legal, accounting and recruiting fees, and $5,164 for consulting and other fees, compared to $31,325 for legal, accounting and recruiting fees, and $13,306 for consulting and other fees, in the three month period ended June 30, 2010.

Office support and supply expenses increase were for insurance, which increased $10,183 in the current quarter, and $4,081 for all other office support and supply functions.

Bad debt expense was $37,651 for the three month period ended September 30, 2010 and represented amounts from two customers for which collection appears unlikely.

Depreciation and amortization was $35,784 for the three month period ended September 30, 2010 compared to $30,279 for the three month period ended June 30, 2010, a $5,505, or 18.2% increase. Depreciation expense is mainly for software development costs.

Interest income was $5,824 for the three months ended September 30, 2010, compared to $60 for the three month period ended June 30, 2010, a $5,764 increase.  Interest income included $5,671 of interest due from Argo.  Interest expense was $789 for the three months ended September 30, 2010, compared to interest expense of $64,425 for the three months ended June 30, 2010, a decrease of $63,636. During the three month period ended June 30, 2010 we redeemed our Bridge Loans and incurred $1,650 of interest on Bridge Loans and $62,248 attributable to the Bonus Shares issued in connection with the Bridge Loans which was treated as interest expense, and a reduction of capital lease interest of $262.

The Company’s results of operations for the three month period ended September 30, 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Nine months Ended September 30, 2010

Revenue for the period was $461,261, of which $58,312 was from license fees, $399,692 was from network services and $3,257 was from rVue transactions fees.

License Fees.  We earn revenue from the licensing of our Client and Server software and technology to third parties, including DOOH networks.  We have granted an exclusive license for the use of our Client and Server software and technology in Italy to Levoip Corporation and categorize this revenue as “License” revenue.  License revenue for the nine month period ended September 30, 2010 was $58,312.  We had no license fee revenue in the period ended September 30, 2009.  We do not expect to generate significant additional revenues from the Levoip contract after September 30, 2010, inasmuch as we have recently been informed that Levoip has suspended its installation of additional sites.

Network revenue for the nine month period ended September 30, 2010 is comprised as follows:

Mattress Firm Contract Services	$180,000
AutoNation Contact Services	43,750
AutoNation Production Services	16,730
Accenture Contract Services	107,775
Canada License Fee	45,199
Other	6,238
$399,692

Mattress Firm operates an in-store network.  We image computers to run the in-store network in each store location, and produce and create custom content such as in store sales promotions to display on such network.

Through May 2010 we provided AutoNation with oversight and management services and content production for their in-house network.  We monitored the network to ensure it was running at all times and created custom content for display on such networks.  Since June 2010 we provide content creation services on an as needed basis for AutoNation.

We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.

We do not intend to pursue additional network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed below.

Transaction Fees.  rVue transactions fees were $3,257 in the nine month period ended September 30, 2010.  We expect to earn transaction fees from advertisers and agencies for placing advertising with networks through rVue.  This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2011 and beyond.  We do not expect that we will earn significant transaction fees in 2010.  The transaction fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide.

Cost of revenue for the period was $119,067, of which $100,782 was payroll, benefits and temporary labor, $8,865 was related to rVue operations and $8,453 related to network service costs and $967 was for other costs. Cost of Revenue represents the costs to deliver rVue services and production costs.

SG&A were $1,545,471 for the nine month period ended September 30, 2010 compared to $6,500 for the period from Inception (September 15, 2009) through September 30, 2009.  Changes by major component of SG&A between the nine month period ended September 30, 2010 and the period from Inception (September 15, 2009) through September 30, 2009 are:

	Nine Months Ended	Inception (September 15, 2009) through
	September 30, 2010	September 30, 2009	$ Change

Payroll and benefits (including temporary labor)	$658,765	$1,401	$657,364
Stock option expense	131,067	-	131,067
Facility expenses	140,842	1,250	139,592
Communications expenses	38,603	737	37,866
Travel expense	19,017	-	19,017
Marketing	59,777	-	59,777
Investor relations expenses	169,072	-	169,072
Placement agent fees	100,000	-	100,000
Professional and consulting fees	130,255	-	130,255
Office support and supply expenses	60,422	3,112	57,310
Bad debt expense	37,651	-	37,651
Total	$1,545,471	$6,500	$1,538,971

Depreciation and amortization was $85,996, interest income was $5,884, and interest expense was $65,815. Net loss was $1,349,204.

The Company’s results of operations for the nine month period ended September 30, 2010, and for the period from September 15, 2009 (inception) through September 30, 2009, did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity And Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of December 31, 2009 and September 30, 2010, we had cash and cash equivalent balances of $117 and $625,662, respectively. Since our inception through September 30, 2010, we have incurred net losses, and at September 30, 2010 we had an accumulated deficit of $1,409,469 and total stockholders’ equity of $779,592. We expect to incur losses for the next six to nine months as we complete the roll out of rVue. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at September 30, 2010 and do not expect to have any during the next twelve months. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in either the three or nine month periods ended September 30, 2010, and do not expect any in the remainder of fiscal 2010. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities totaled ($671,932) for the nine months ended September 30, 2010 compared to $44,645 for the period from inception (September 15, 2009) through September 30, 2009. In the nine month period ended September 30, 2010, cash was used to fund a net loss of $1,349,204, reduced by non cash depreciation of $85,996, stock compensation expense of $131,067, bridge loan interest settled in shares of common stock of $64,746, investor relations expense settled in shares of common stock of $80,000, placement agent fees settled in shares of common stock of $100,000, and net changes in components of working capital totaling $215,463. In the period from inception (September 15, 2009) through September 30, 2009, cash was provided by changes in components of working capital totaling $51,145, reduced by cash used to fund a net loss of $6,500.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $325,272 for the nine months ended September 30, 2010 compared to $44,545 for the period from inception (September 15, 2009) through September 30, 2009.  In the nine month period ended September 30, 2010 cash used in investing activities was comprised of $158,224 for software development costs and $167,048 advanced to Argo.  In the period from inception (September 15, 2009) through September 30, 2009, cash used in investing activities was comprised of $10,590 for software development costs and $33,955 advanced to Argo.

Cash Flows From Financing Activities

Net cash provided by financing activities totaled $1,622,749 for the nine months ended September 30, 2010, and was comprised of $1,478,533 of net proceeds from the sale of common stock and $150,000 from investment subscriptions received, reduced by $5,784 used to repay capital lease obligations.

Financial Condition

As of September 30, 2010, we had working capital of $387,687, an accumulated deficit of $1,409,469 and total stockholders’ equity of $779,592, compared to a working capital deficit of $111,717, an accumulated deficit of $60,265 and total stockholders’ equity of $192,199 as of December 31, 2009. The increase in working capital was as a result of the sale of common stock under the Transaction described above.

We believe that with the cash we have on hand, cash generated through our operations, and cash we may raise through debt or equity issuances, we will have sufficient funds available to cover our cash requirements through the next twelve months.

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

Software Development Costs

Our software development costs are being capitalized or expensed as required by ASC 340-40-05, "Internal Use Software".  Costs incurred in the planning stage have been expensed.  Costs incurred in the website application and infrastructure development stage are being capitalized or expensed in accordance with ASC 340-40-50.  Costs incurred in the operating stage will be expensed as incurred; however costs incurred for upgrades or enhancements that provide added functionality or features will be expensed or capitalized as required by ASC 340-40-50.

Revenue Recognition

Our revenues are derived from the maintenance of certain private networks, the production and distribution of network programming, transaction fees from advertising campaigns placed through rVue, and the licensing of proprietary software.

•	Revenue from the maintenance of private networks, and the production and distribution of network programming content, is recognized ratably over the term of the related service period.
•	Transaction fee revenue is recognized once the advertisements have aired and the advertising campaign is completed in accordance with the advertising campaigns contractual terms.
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

•	We may be unsuccessful in expanding our operations internationally, which could harm our business, operating results and financial condition;
•	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information;
•	Our business is subject to the risks of hurricanes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism;

•	As a public company, we incur significant increased costs which may adversely affect our operating results and financial condition;
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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section titled “Risk Factors” in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 27, 2010.  The Company is providing this information as of the date of this Quarterly Report on Form 10-Q and does not undertake any obligation to update any forward looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or otherwise.  We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Forward looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.  No forward looking statement can be guaranteed and actual future results may vary materially.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls And Procedures.

Disclosure Controls And Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes In Internal Control Over Financial Reporting

There has been a change in our internal control over financial reporting during the three month period ended September 30, 2010.

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

Since filing the Amended Current Report on Form 8-K/A on August 17, 2010, we made changes to address this weakness.  We developed and implemented a formal policy governing key aspects of revenue recognition, we increased the training of our accounting staff on revenue recognition and we performed significant substantive procedures to verify amounts recorded related to revenue recognition.  Based on these actions, we concluded that the material weakness related to revenue recognition previously identified had been remediated as of September 30, 2010.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

No applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2010, we sold 250,000 shares of Common Stock, $.001 par value, to an investor (“Investor”) in consideration for $50,000.  The shares of Common Stock were issued to the Investor without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.  We intend to use the proceeds from such sale for general working capital.

We disclosed sales of unregistered securities under Item 3.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2010. We intend to use the proceeds from such sales for general working capital.

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

rVue Holdings, Inc.
(Registrant)

Date: November 12, 2010	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., rVue, Inc. and rVue Holdings Inc. (2)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Form of Subscription Agreement (2)
10.2	Form of Registration Rights Agreement (2)
10.3	Form of Lockup Agreement (2)
10.4	Placement Agent Agreement, dated May 1, 2010, between rVue, Inc. and RAMPartners SA (2)
10.5	Form of Directors and Officers Indemnification Agreement (2) +
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between rVue Holdings, Inc. and Rivulet International Holdings, Inc. (2)
10.7	Stock Purchase Agreement dated as of May 13, 2010, by and between rVue Holdings, Inc., and the Buyers listed therein (2)
10.8	Employment Agreement between the Company and Jason M. Kates (2) +
10.9	Employment Agreement between the Company and David A. Loppert (2) +
10.10	rVue Holdings, Inc. 2010 Equity Incentive Plan (2) +
10.11	Form of Incentive Stock Option Grant (2) +
10.12	Form of Non-Qualified Stock Option Grant (2) +
10.16	Form of Bridge Loan Note Purchase Agreement (3)
10.17	Form of Bridge Loan Secured Promissory Note (3)
10.18	Form of Bridge Loan Security Agreement (3)
31.1	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a) *
31.2	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a) *
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*   Filed herewith
** Furnished herewith
+   Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on April 21, 2010.
(2)	Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on May 19, 2010.
(3)	Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K/A filed on October 27, 2010.