Form 10-Q/A
period 2010-09-30
RVUE HOLDINGS, INC.
filed 2010-12-03
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 11, 2010 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	28,648,730

RVUE HOLDINGS, INC.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1
	Forward Looking Statements.	9

PART II	OTHER INFORMATION

Item 6.	Exhibits.	12

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q (the "Amendment") amends Part I – Item 2 and Part II – Item 6 of the Quarterly Report for rVue Holdings, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission (“Commission”) on November 12, 2010 (the "Original Report"). The Company is filing this Amendment in response to comments from the Staff of the Commission.

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis Of Financial Condition And Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included in Item 1 of the Original Report, as well as our audited financial statements as of December 31, 2009 and for the period from Inception (September 15, 2009) through December 31, 2009 included in Form 8-K/A filed with the Commission on August 17, 2010.

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

We provide Network and Administrative Service and receive fees for producing programming in our studios or with outside services for Mattress Firm and AutoNation. We also earn network and administrative service revenue under contracts pursuant to which we provide content production and technical services to Mattress Firm and Accenture on a monthly basis for a fixed monthly payment resulting in total monthly revenue of approximately $33,000.  Through May 2010 we provided AutoNation with oversight and management services and content production for their in-house network.  We monitored the network to ensure it was running at all times and created custom content for display on such networks.  Since June 2010 we provide content creation services on an as needed basis for AutoNation.  Mattress Firm operates an in-store network.  We image computers to run the in-store network in each store location, and produce and create custom content such as in store sales promotions to display on such network.  We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.  We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed above.

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

Three Months Ended September 30, 2010

Revenue

We earned revenue in three categories as follows:

	Three Months Ended
	September 30,		June 30,
	2010	%	2010	%	$ Change	% Change

License Fees	$24,175	15.4%	$20,480	13.3%	$3,695	18.0%
Network and Administrative Services	129,504	82.5%	133,877	86.7%	(4,373)	--3.3%
Transaction Fees	3,257	2.1%	-	-	3,257	100.0%
Total Revenue	$156,936	100.0%	$154,357	100.0%	$2,579	1.7%

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

Network and Administrative Services revenue was $129,504 for the three month period ended September 30, 2010, compared to $133,877 for the three month period ended June 30, 2010, a $4,373 or 3.3% decrease.  Network and Administrative Services revenue was comprised as follows:

	Three Months Ended
	September 30,	June 30,
	2010	2010	$ Change	% Change

Mattress Firm Contract Services	$60,000	$60,000	$-	-
AutoNation Contract Services	-	17,500	(17,500)	-100%
AutoNation Production Services	9,915	6,815	3,100	45.5%
Accenture Contract Services	35,925	35,925	-	-
Canada License Fee	13,637	13,637	-	-
Other	10,027	-	10,027	100.0%
Total	$129,504	$133,877	$(4,373)	-3.3%

The decrease in Network and Administrative Services revenue of $4,373 was attributable to the cancellation of the AutoNation contract in May 2010, resulting in no contract service revenue in the current quarter, partially offset by increases in AutoNation Production Services revenue and other fees.

Mattress Firm operates an in-store network.  We image computers to run the in-store network in each store location, and produce and create the custom content that they display on such networks, such as in store sales promotions.

Through May 2010 we provided AutoNation with oversight and management services and content production for their in-house network.  We monitored the network to ensure it was running at all times and created custom content for display on such networks.  Since June 2010 we provide content creation services on an as needed basis for AutoNation, primarily producing in-house broadcast messages from management to staff.

We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.

We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to complete the development of the rVue platform throughout 2010. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2011.

Transaction Fees.

rVue Transactions fees were $3,257 in the three month period ended September 30, 2010.  We had no rVue Transaction Fees in the three month period ended June 30, 2010.  The transaction fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide.

While the majority of our revenue has been from Network and Administrative Services, the development of the rVue platform and generating transaction fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we may generate additional transaction fees in 2011 from advertisers and agencies for placing advertising with DOOH networks through rVue, but we do not expect to earn significant additional transaction fees in the last quarter of 2010.  Also, we cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

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

Network and Administrative Services revenue was $399,692 for the nine month period ended September 30, 2010 and was comprised as follows:

Mattress Firm Contract Services	$180,000
AutoNation Contract Services	43,750
AutoNation Production Services	16,730
Accenture Contract Services	107,775
Canada License Fee	45,199
Other	6,238
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

We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to complete the development of the rVue platform throughout 2010. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2011.

Transaction Fees.

rVue transactions fees were $3,257 in the nine month period ended September 30, 2010.  The transaction fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide.

While the majority of our revenue has been from Network and Administrative Services, the development of the rVue platform and generating transaction fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we may generate additional transaction fees in 2011 from advertisers and agencies for placing advertising with DOOH networks through rVue, but we do not expect to earn significant additional transaction fees in the last quarter of 2010.  Also, we cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

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

Software Development Costs

Our software development costs are being capitalized or expensed as required by ASC 340-40-05, “Internal Use Software".  Costs incurred in the planning stage have been expensed.  Costs incurred in the website application and infrastructure development stage are being capitalized or expensed in accordance with ASC 340-40-50.  Costs incurred in the operating stage will be expensed as incurred; however costs incurred for upgrades or enhancements that provide added functionality or features will be expensed or capitalized as required by ASC 340-40-50.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

rVue Holdings, Inc. (Registrant)

Date: December 3, 2010	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., rVue, Inc. and rVue Holdings Inc. (2)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Form of Subscription Agreement (2)
10.2	Form of Registration Rights Agreement (2)
10.3	Form of Lockup Agreement (2)
10.4	Placement Agent Agreement, dated May 1, 2010, between rVue, Inc. and RAMPartners SA (2)
10.5	Form of Directors and Officers Indemnification Agreement (2) +
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between rVue Holdings, Inc. and Rivulet International Holdings, Inc. (2)
10.7	Stock Purchase Agreement dated as of May 13, 2010, by and between rVue Holdings, Inc., and the Buyers listed therein (2)
10.8	Employment Agreement between the Company and Jason M. Kates (2) +
10.9	Employment Agreement between the Company and David A. Loppert (2) +
10.10	rVue Holdings, Inc. 2010 Equity Incentive Plan (2) +
10.11	Form of Incentive Stock Option Grant (2) +
10.12	Form of Non-Qualified Stock Option Grant (2) +
10.16	Form of Bridge Loan Note Purchase Agreement (3)
10.17	Form of Bridge Loan Secured Promissory Note (3)
10.18	Form of Bridge Loan Security Agreement (3)
10.19	Agreement between RMS Networks, Inc. and Mattress Firm, Inc. dated November 15, 2005 (4)
10.20	Services Agreement between Accenture LLP and RMS Networks, Inc. effective as of April 26, 2006, as amended (4)
10.21	rVue Services and License Agreement by and between Argo Digital Solutions, Inc and Levoip Corporation dated as of May 5, 2009 (4)
31.1	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a) *
31.2	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a) *
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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
(4) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K/A filed on December 3, 2010.