Form 10-K
period 2010-12-31
RVUE HOLDINGS, INC.
filed 2011-03-01
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________
Commission file number: 333-158117

RVUE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Nevada	94-3461079
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

100 NE 3rd Avenue, Suite 200, Fort Lauderdale, Florida	33301
(Address of Principal Executive Offices)	(Zip Code)
954-525-6464
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this  chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28,061,000.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2011, there were 37,273,725 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part II, Item 7 of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

This Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for digital out of home advertising, and the assumptions underlying such estimates, including, but not limited to, the likelihood that the market revenue, which was $2.07 billion in 2010, will grow by 16.7% in 2011 to $2.42, and will double to $5.2 billion by 2016.

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

Part I
Item 1. Business.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to rVue Holdings, Inc. and its wholly-owned subsidiary, rVue, Inc.

Corporate History and Acquisition

We were incorporated as Rivulet International, Inc. in the State of Nevada on November 12, 2008.  Prior to May 13, 2010, we were a shell company in the development stage, had no revenue, and our efforts were devoted to entering the automobile export business. On March 29, 2010 we (1) declared a stock dividend of 11.25490196078 shares of Common Stock for every one share of Common Stock then outstanding, and (2) amended and restated our certificate of incorporation in order to: (a) change our name to rVue Holdings, Inc., (b) designate a resident agent and registered office, (c) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”), (d) set the number of directors of the Company at no less than 1, (e) state the legal purpose of the Company, (f) provide for the limitation of liability of directors of the Company to the fullest extent permitted by the Nevada Revised Statutes, and (g) provide for the indemnification of officers and directors of the Company to the fullest extent permissible under the laws of the State of Nevada.

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”).

Immediately following the Transaction we transferred all of our pre-transaction assets and liabilities to our wholly-owned subsidiary Rivulet International Holdings, Inc. (“SplitCo”). Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 36,764,706 shares of our Common Stock (the “Split-Off”). Following the Transaction and Split-Off, we discontinued our former business and succeeded to the business of rVue as our sole line of business. Accordingly, rVue, Inc., which began operations on September 15, 2009, became the accounting acquirer of the Company for financial statement purposes.

Our principal executive offices are located at 100 NE 3rd Avenue, Suite 200, Fort Lauderdale, Florida 33301, and our telephone number is (954) 525-6464.

Our Business

Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  Through our newly created managed services division, we will execute complete campaigns on behalf of advertising clients or their agencies.  As of the December 31, 2010, rVue had not generated significant revenues from advertisers utilizing its DOOH platform or technologies.

In connection with the Transaction, the Company acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology.  Such software and technology included the rVue DSP technology and software as well as the rVue client and server software,which allows an end user to manage and operate a DOOH network. The client software is used to manage each screen or site and the server software is used to manage the client software.  rVue had licensed the client and server software to Levoip Corporation for installation in Italy.  The contract was terminated effective October 6, 2010, as more fully discussed below under the heading “Revenue”.

We provide network services and receive fees, either under contract or on a monthly basis, from Accenture, Mattress Firm and AutoNation.  We provide monitoring and troubleshooting services on a 24/7 basis to Accenture for a private display network that they own under a contract for which we receive $11,975 per month.  Mattress Firm operates an in-store display network to promote their products.  We image computers to run the in-store network in each store location, we create, produce and edit custom content, such as in store sales promotions, to display on such network, and we remotely install the newly created content on the computers, presently on a month-to-month basis, for which we receive $20,000 per month, plus imaging fees and out-of-pocket expenses.  Through May 2010, we provided AutoNation with oversight and management services and content production for their in-house network under a contract which was terminated.  We monitored the network to ensure it was running at all times and created custom content for display on such networks.  Since June 2010, we provide content creation services on an as needed basis for AutoNation.  We expect to continue to receive revenue from these services to Accenture, Mattress Firm and AutoNation during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn transaction fees from rVue technology and software as discussed above.

Our Products

We operate rVue, a DSP for planning, buying and managing DOOH and place-based media advertising. We provide an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  Through our newly created managed services division, we will execute complete campaigns on behalf of advertising clients or their agencies.

The rVue DSP is accessible via the internet.  Through rVue, once an advertising campaign has been agreed to between the advertiser and the DOOH network owner, the DOOH networks receive the display advertising to be shown on their installed base of digital media displays. rVue allows programming and advertising to be customized for display in specific venues, at specific times, and for demographic targeting.  We provide the tools for advertisers and advertising agencies to customize campaigns for details as specific as location, customer preference, product availability, current events and other needs.  Broadband technology, integrated with our proprietary software, enables us to, in instances where a network uses the rVue client software, to add, delete or rotate programming segments in real-time.  Through our Application Program Interface (“API”), we connect to networks and are able to verify network statistics necessary to monitor advertising on the networks and assist in evaluating the performance or refinements required for an advertising campaign in real time.

As of February 21, 2011, 133 networks comprising approximately 423,000 screens representing the top 50 designated market area’s (“DMA”) were accessible through rVue, and rVue had relationships with over 190 advertisers and agencies.  Through our newly created managed services division, we plan to execute complete campaigns on behalf of advertising clients or their agencies.  As of the December 31, 2010, rVue had not generated significant revenues from advertisers utilizing its DOOH platform or technologies.

We believe that consumers who are mobile are increasingly difficult to reach via traditional analog media platforms such as television, print and radio.  Interaction with these consumers via multiple DOOH platforms has advantages.  Advertisers desire, for example, to send pre-programmed, customized messages to specific geographic or demographic targets throughout the life of an advertising campaign.  This can be achieved via the Internet, and we believe will increasingly be achieved through digital displays located along roadsides, on trains and buses and train platforms and bus stations, in elevators, in government offices, schools, restaurants and bars.  All of these DOOH platforms are aggregated for advertiser and advertising agencies via the rVue DSP.

Similar models have been successfully deployed for Internet DSP’s, through Internet ad networks and exchanges that utilize similar services to sell banner and other advertising by websites and Internet publishers with excess inventory to monetize their assets.  For example, Yahoo's Right Media Exchange leverages Yahoo's advertisers to assist publishers in monetizing available Internet advertising inventory.  Our services provide a digital advertising solution that streamlines the process of planning, buying and optimizing display advertising on DOOH display networks.  rVue is designed to simplify the process of buying and selling digital display ads while connecting all the market players — networks, advertisers, agencies, partners and developers — from a unified platform to do business more efficiently and effectively.

Under a contractual arrangement with Accenture, and on a month-to-month basis with Mattress Firm, we provide content production and technical services on a monthly basis for a fixed monthly payment resulting in total monthly revenue of approximately $32,000.  Under these arrangements, we provide content production, including the custom creation of informational spots, typically thirty seconds in length, for display on the client’s network.  We also provide technical services, including network monitoring, troubleshooting and maintenance, among other services.

Targeting Specific Consumer Demographics

rVue allows the advertiser to specify geography and/or demography – for example, females and males aged 21-34, college educated with annual income greater than $50,000.  Unlike network TV or cable, the advertiser can transmit the message to individually addressable screens, digital image displays in elevators, digital billboards, and, in the future, mobile phones.  Outlets can be selected by detailed criteria.

The advertising clips that are deployed through rVue differ from the 30-60 second spots familiar to the broadcast TV audience.  Much shorter in length, they utilize the look and feel of Internet flash media that is current, immediate and compelling.  Brand cues in these short form advertisements cause the customer to immediately identify the product (e.g. Jerry Seinfeld and American Express, Clydesdales and Anheuser Busch) and quickly orient toward the advertisements message.  The new spots are different from traditional television and radio commercials as fewer and fewer buyers are actually sitting still for paid advertising in these days of subscriber radio, premium cable channels and the use of digital video recorders.  Digital media has color, motion and vibrancy that grabs attention and demands notice.

Our Transaction Approach

rVue allows advertisers to select as many or as few of the DOOH screens that are available through rVue when creating media plans and advertising campaigns.  The advertiser may then, through rVue, submit offers to each of those networks and negotiate the final campaign price.  Networks may accept, reject or counter offer.  Once the campaign is agreed to rVue earns a transaction fee negotiated on the gross amount of the advertising.

We anticipate that in the future we will act, in certain transactions, as a principal to purchase advertising on behalf of a client who will issue a purchase order for the “managed services” we will provide.  We will contract in our name with the networks to purchase the necessary space and time to execute the campaign.  In these instances, we will assume the full financial risk of the campaign and we will be liable to the networks for the cost of network space and time.

Creative Services

We utilize state-of-the-art high-definition facilities with fully-provisioned digital edit suites, a live recording studio and thousands of hours of professionally produced video and animation from our archive.  We offer our customers solutions that span from concept to completion.  We work with our customers to develop a strategic plan for their DOOH environment, including creating custom-produced content.

Customers and Market

A DOOH network is an accumulation of out of home digital displays.  rVue does not own any DOOH networks, but provides a DSP that connects advertisers with networks, for a fee.  rVue’s customers are the advertisers who advertise on out of home displays.  As an internet based DSP for DOOH, rVue is a platform that intelligently connects the advertiser to these third-party networks providing an opportunity for displays and messages to be delivered to these screens and billboards.  Since each display device possesses a unique addressable Internet Protocol (“IP”) address, information can be directed from advertisers, across our platform, to a single screen or a group of screens that are owned by one, or many, networks, and information regarding the frequency, location and timing of displayed advertisements can be fed back across our platform to advertisers.

rVue gathers traffic to its internet site from internet users who have a need for rVue’s services and who use internet based search tools to find companies like rVue.  rVue has not advertised its services or capabilities to date, but promotes its business through direct contact with advertising agencies and media placement services that rVue has identified as representing advertisers that will likely advertise on DOOH networks, through word of mouth, and through inquiries received as a result of press that rVue has received in trade publications.  At this time, rVue does not target individual advertisers.

Total U.S. advertising (“ad”) expenditures are expected to grow at an average annual rate of over five percent to reach $263 billion by 2012, up from $218 billion in 2008, as estimated by Veronis Suhler Stevenson ("VSS").  Growth will be fueled by spending in alternative advertising channels, including DOOH, Internet, and mobile, as the effectiveness of traditional methods such as television, radio, newspapers and magazines continues to wane, particularly as a result of consumers' increasing reliance on new digital media for information and entertainment.

The DOOH media sector is one of the fastest growing advertising segments in the U.S.  This sector enables advertisers to engage target consumers in captive locations during their daily routines through video advertising networks, digital billboards and ambient ad platforms. The media platforms are further categorized by various venues and locations, including theaters, retail, offices, entertainment, transit, universities, roadside, and on various objects.  We do not own any networks or displays.  Instead, we rely on network companies connected to our platform who install and manage the physical digital signage.

Traditional media still accounts for over 90 percent of advertising budgets in the U.S. Specifically, DOOH media is forecasted to represent only four percent of total U.S. advertising expenditures in 2011, compared to only three percent in 2006 according to VSS.  With declining interest in traditional media, DOOH media presents a significant opportunity.

According to PQ Media’s Global Digital Out-of-Home Media Forecast 2011-2015, DOOH spending, including digital-place based networks and billboards and signage, grew 15.1 percent in 2010 to $2.07.  PQ Media breaks down the DOOH industry by two major platform segments and six venue/location categories:

1.
Digital place-based networks (“DPN”) integrate entertainment and/or informational programming with advertising narrowcast on video screens in venues such as cinema, retail, office, entertainment and transit.

2.
Digital billboards and signage (“DBB”) communicate primarily advertising messages through LED or LCD screens, and the ads often change at predetermined times to showcase multiple brands at locations including roadside, transit, entertainment and retail.

US DPN revenue, the larger of the two platforms, bounced back from a slight decline in 2009 to post a 15 percent gain to $1.54 billion in 2010 according to PQ Media.  US DPN growth is forecast to accelerate to 16 percent to $1.79 billion in 2011, driven by double digit expansion in all five venue categories, including the largest, cinema, and the fastest-growing, office, as well as entertainment, transit and retail. US DBB revenue increased 15.4 percent to $532 million in 2010, and is expected to grow at an accelerated 18.8 percent in 2011 to $632 million, fueled by gains in all four location categories, primarily roadside, the largest.

DOOH will be one of the fastest-growing media around the world over the next five years, according to Magna Global’s latest advertising forecast, with a compounded annual growth rate of 15.2 percent from 2011 to 2016. That puts DOOH behind just two other media - online video, which is estimated to grow at an average rate of 19.6 percent per year over the same period, and mobile, which will grow at an average rate of 19.4 percent per year.

DOOH is expected to grow at a rate roughly three times the rate for the media business overall, which Magna sees growing at between 5 to 5.5 percent from 2011 to 2016. DOOH will help drive the strong growth rate for the broader out-of-home advertising category in general, which Magna expects to grow 7.9 percent in 2011. From 2011 to 2016, total DOOH advertising revenues will double from $2.6 billion to $5.2 billion, while total out-of-home advertising revenues will increase 46.8 percent from $26.3 billion in 2011 to $38.6 billion

Cinema advertising will be another strong growth area over the next couple of years, according to Magna, which forecasts an 8.8 percent growth rate in 2011 followed by annual growth rates ranging from 8 to 10 percent through 2016. In dollar terms, cinema ad revenues will grow from $2.6 billion in 2010 to $4.4 billion in 2016 according to Magna.

Advertisers and Agencies

rVue provides one central conduit for advertiser and agency DOOH needs. Once an advertiser or agency has determined the specific market they wish to target, rVue simplifies the complexities of a media buy. Using rVue's web-based interface, advertisers and agencies create a “campaign” in six simple steps:  (i) they enter the campaign details; (ii) they target their locations by DMA, address, single point radius or multi-point radius; (iii) they pick the audience that they would like to reach by demographics; (iv) they select the venue type; (v) they create the offers, insertion orders and flight schedules; and (vi) they submit the offers to the networks and then negotiate acceptance with each network.  Once a campaign is accepted and is ready to commence, they upload their video content to rVue's servers via the Internet. We review the uploaded content to ensure quality control and then deploy the content to the networks.  Once the advertisement is running, advertisers and agencies have access to reporting tools through the rVue website. rVue's automated progress reports provide analytics and proof of playback, so every broadcast is accounted for.

Networks

rVue is an IP-based DSP that connects to any network's digital signage to promote its business and sell advertising to outside companies.  Affiliated networks create a network profile by providing specific information about their networks, which may or may not be verified or audited by one of the leading media and market research firms such as Nielson Media Research or Arbitron, covering locations, number of screens, type of technology, demographics (e.g., age and sex of the audience) and the nature of the venue (e.g. retail, sports event, movie theater, etc.) and as advertisers enter campaigns and submit bids each selected network will be offered the opportunity to accept, reject or counter offer some or all of the advertisers offer.

rVue’s client server software makes loading content onto an existing system as easy as copying music onto an MP3 player. Networks utilizing this software can click, drag and drop the content to create a playlist combining in-house commercials with outside advertising, they can change the order just like a mix, or choose a playlist of preselected video segments ready-made for their industry. rVue enables network aggregators to manage multiple locations with separate playlists for each. Networks may schedule ads for different days and times and preview their playlist in their browser, exactly as it will appear on their digital signage.

Revenue

We earn revenue from license fees and network services fees, and expect to earn revenue from transaction fees in the future as the rVue platform gains traction as a medium for advertisers and agencies to place advertising with DOOH networks.

License Fees

We earn revenue from the licensing of our client and server software and technology to third parties, including DOOH networks.  We granted an exclusive license for the use of our client and server software and technology in Italy to Levoip Corporation. Under the terms of the contract, Levoip was required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilizes the software; and (3) a 25% share of the gross third-party advertising displayed on the sites. We categorized this revenue as “License” revenue.  License revenue for the year ended December 31, 2010, and the period from inception (September 15, 2009) through December 31, 2009, was $114,077 and $2,533, respectively.  We terminated this license and the agreement effective as of October 6, 2010, and, presently, we do not have any plans to license our software.

Network Revenue

We provide network services and receive fees, either under contract or on a monthly basis, from Accenture, Mattress Firm and AutoNation, all as more fully described below.  Additionally, effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada that was to build and operate a DOOH network for which we received a $50,000 fee, which we recognized over the 11-month term of the contract.  Network revenue for the year ended December 31, 2010, and for the period from inception (September 15, 2009) through December 31, 2009, was $507,130 and $4,546, respectively.

Commencing January 1, 2010, we assumed certain work from Argo for Accenture, AutoNation and Mattress Firm, which we consider to be network services.

We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.

Through May 2010 we provided AutoNation with oversight and management services and content production for their in-house network under a contract that was terminated.  We monitored the network to ensure it was running at all times and created custom content for display on its network.  Since June 2010, we provide content creation services on an as needed basis for AutoNation.

Mattress Firm operates an in-store network.  We image computers to run the in-store network in each store location, and produce and create custom content such as in store sales promotions to display on its network.

We expect to continue to receive revenue from these services to Accenture, AutoNation and Mattress Firm during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed below.

rVue Fees

We expect to earn transaction fees from advertisers and agencies for placing advertising with networks through rVue and to generate advertising revenue from advertisers who engage us to execute campaigns through managed services.  The transaction fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2011 and beyond.  rVue fees were $3,275 for the year ended December 31, 2010.  We believe that, as the rVue platform gains traction among advertisers and agencies, we may generate additional revenue during 2011.  However, there is no assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Competition

We face competition from traditional media and advertising, as well as other aggregators of DOOH networks.  Aggregators, such as Adcentricity and SeeSaw, Ad Networks such as Cisco Amplify and Vukunet, and network operators, such as Gas Station TV, Captivate and Zoom, each of whom maintains internal sales forces and negotiates directly with advertisers, as well as other brokers and agencies who contract directly with individual DOOH networks, also compete with us.  In addition, advertisers may seek out networks, which maintain internal sales forces and purchase or place ad content with them directly.  Our service differs, however, in that we offer both a DSP where advertisers and agencies can place content on multiple networks and can negotiate offers with those networks inside the rVue platform, and we offer managed services where we manage the entire campaign.

We distinguish our product line from our competitors' offerings by being a "one-stop shopping" source for our customers.  Many competitors in our markets offer a far narrower choice of services than we offer.  For example, some content providers deliver their own content, while we offer the content of multiple providers.  We provide an Application Programming Interface (“API”) to connect our technology to other platforms and the proprietary operating systems that a client network may need to utilize rVue.  We strive to meet every customer's needs at every level and partner with them across product lines and extensions.

Patents, Trademarks, and Licenses

Our policy is to be globally compliant with intellectual property rights.  Advertisers and agencies are contractually obligated to advise us when they upload content for airing on networks via rVue for which they do not hold distribution rights.  We rely on our advertisers to ensure that the content that they upload to us does not infringe on the intellectual property rights of others.  We expect to pursue new patents and trademarks in 2011.

Regulation

Governments and regulatory authorities in some jurisdictions in which our affiliated networks or in which advertiser or agency content originates may impose rules and regulations requiring licensing for distribution of content over the Internet.

Regulatory schemes can vary significantly from country to country.  We may be subject to broadcasting or other regulations in countries from which we have affiliated networks or from which our advertisers or agencies upload their content to networks via rVue and may not be aware of those regulations or their application to rVue.  Further, governments and regulatory authorities in many jurisdictions regularly review their broadcasting rules and policies, including the application of those rules and policies to new and emerging media.

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in most jurisdictions in which we operate.  Regulations typically govern the issuance, amendment, renewal, transfer and ownership of over-the-air broadcast licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming.  In many jurisdictions, including Canada and the United States, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses.  We are not aware of any regulations in any of the jurisdictions in which our affiliated networks operate that would require us to be licensed to distribute content over the public Internet.

While we are not aware of any proposed regulatory initiatives regulating the transfer of content over the Internet in any of the jurisdictions in which we operate, we cannot assure you that regulations or orders will not be amended in the future in a manner that requires us to modify or block content in particular jurisdictions in order to continue distributing our clients' content to our affiliated networks in those jurisdictions or that otherwise affects our operations in a materially adverse manner.

Our business may be adversely affected by foreign import, export and currency regulations and global economic conditions. Our future development opportunities partly relate to geographical areas outside of the United States.  There are a number of risks inherent in international business activities, including government policies concerning the import and export of goods and services, costs of localizing products and subcontractors in foreign countries, costs associated with the use of foreign agents, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization and possible social, labor, political and economic instability. There can be no assurance that such risks will not adversely affect our business, financial condition and results of operations.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://ir.stockpr.com/rvue/sec-filings when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing or any registration statement that incorporates this Form 10-K by reference. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Employees

As of February 21, 2011, we employed 20 employees, 19 of whom are full-time. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Item 1A. Risk Factors.

Not required for a smaller reporting companies.  See Item 7 for the principal risk factors facing the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Fort Lauderdale, Florida, where we occupy approximately 5,500 square feet of leased office space. This facility accommodates our principal sales, marketing, operations, finance and administrative activities. We occupy the space under a lease that expires on June 30, 2013 at a monthly base rent of $6,341. We anticipate adding new facilities and expanding our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

Item 4.  (Removed and Reserved).

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “RVUE”.  The following table sets forth the high and low sales prices for our Common Stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$1.28	$.68
Quarter ended September 30, 2010	$1.35	$.68
Quarter ended June 30, 2010 (1)	$2.00	$.01
Quarter ended March 31, 2010 (1)	$0.00	$.00

(1)	Prior to May 13, 2010 there was no active market for our Common Stock.

The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2010 was $1.20 and on February 18, 2011, the last reported sales price was $.78.

Holders

According to the records of our transfer agent, as of February 21, 2011, there were 54 holders of record of our Common Stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2010:

Equity Compensation Plan Information
Number of
	Number of		securities
	securities		available for
	to be issued	Weighted-average	future issuance
	upon exercise	exercise price of	under equity
	of outstanding	of outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,502,500	$0.22	247,500
Equity compensation plans not approved by security holders	-	$-
Total	3,502,500	$0.22	247,500

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

We have not sold any unregistered securities, which sales were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.  We did not repurchase any shares of our Common Stock during the year ended December 31, 2010.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” at the end of this Item 7 in this report.

Recent Developments

On March 29, 2010, we filed an Amended and Restated Articles of Incorporation to: (1) change our name from “Rivulet International, Inc.” to “rVue Holdings, Inc.”; (2) designate a resident agent and registered office; (3) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”); (4) set the number of directors of the Company at no less than 1; (5) state the legal purpose of the Company; (6) provide for the limitation of liability of our directors to the fullest extent permitted by the Nevada Revised Statutes; and (7) provide for the indemnification of our officers and directors to the fullest extent permissible under the laws of the State of Nevada.

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue, Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company, in exchange for 12,500,000 shares of our Common Stock, or approximately 67% of our outstanding common shares upon the close of the asset sale (the “Transaction”). The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was accounted for as a reverse recapitalization of rVue, Inc. For accounting and financial reporting purposes rVue, Inc. is the acquiror and the Company is the acquired company. The Company succeeded to the business of rVue, Inc., and following the completion of the Transaction and a private placement (the “Private Placement”), disposed of its pre-merger assets. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the closing of the Transaction are those of rVue, Inc., and the consolidated financial statements after completion of the purchase and closing include the assets and liabilities of the Company and rVue, Inc., historical operations of rVue, Inc. and operations of the Company from the closing date of the Transaction. rVue, Inc.’s historical operations began on September 15, 2009, as discussed below.

Overview

Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue, Inc. business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  As of February 21, 2011, 133 networks comprising approximately 423,000 screens representing the top 50 DMA's were accessible through rVue, and rVue had relationships with over 190 advertisers and agencies.  Through our newly created managed services division, we plan to execute complete campaigns on behalf of advertising clients or their agencies.  As of the December 31, 2010, rVue had not generated significant revenues from advertisers utilizing its DOOH platform or technologies.

In connection with the Transaction, we acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology.  Such software and technology included the rVue DSP technology and software as well as the rVue client and server software which allows an end user to manage and operate a DOOH network. The client software is used to manage each screen or site and the server software is used to manage the client software.  rVue had licensed the client and server software to Levoip Corporation for installation in Italy.  Under the terms of the contract, Levoip was required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilized the software; and (3) a 25% share of the gross third-party advertising displayed on the sites.  The contract was terminated effective October 6, 2010. Presently, we do not have any plans to license our software.

We provide Network services and receive fees, either under contract or on a monthly basis, from Accenture, Mattress Firm and AutoNation.  We provide monitoring and troubleshooting services on a 24/7 basis to Accenture for a private display network that they own under a contract for which we receive $11,975 per month.  Mattress Firm operates an in-store display network to promote their products.  We image computers to run the in-store network in each store location, we create, produce and edit custom content, such as in store sales promotions, to display on such network, and we remotely install the newly created content on the computers, presently on a on a month-to-month basis, for which we receive $20,000 per month plus imaging fees and out-of-pocket expenses.  Through May 2010, we provided AutoNation with oversight and management services and content production for their in-house network under a contract which was terminated.  We monitored the network to ensure it was running at all times and created custom content for display on its networks.  Since June 2010, we provide content creation services on an as needed basis for AutoNation.  We expect to continue to receive revenue from these services to Accenture, Mattress Firm and AutoNation during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed above.

Results of Operations

Our results of operations for the three month periods ended September 30, 2010 and December 31, 2010, and for the year ended December 31, 2010, and for the period from inception (September 15, 2009) through December 31, 2009, were as follows:
				Inception
	Three	Three		(September 15,
	Month Ended	Months Ended	Year Ended	2009) through
	September 30,	December 31,	December 31,	December 31,
	2010	2010	2010	2009
	(Unaudited)	(Unaudited)	(Audited)	(Audited)
Revenue
rVue fees	$3,257	$18	$3,275	$-
License	24,175	55,765	114,077	2,533
Network	129,504	107,438	507,130	4,546
	156,936	163,221	624,482	7,079
Costs and expenses
Cost of revenue	44,423	33,373	153,518	14,491
Selling, general and administrative expenses	934,166	844,621	2,389,017	48,575
Depreciation and amortization	35,784	41,101	127,097	4,029
Interest income	(5,824)	(4,733)	(10,617)	-
Interest expense	789	-	65,814	249
	1,009,338	914,362	2,724,829	67,344
Loss before provision for income taxes	(852,402)	(751,141)	(2,100,347)	(60,265)
Provision for income taxes	-	-	-	-
Net loss	$(852,402)	$(751,141)	$(2,100,347)	$(60,265)

Three months ended December 31, 2010 compared to three months ended September 30, 2010

Revenue

We earned revenue in three categories as follows:

	Three Months Ended
Revenue Category	December 31, 2010%		September 30, 2010%		$ Change	% Change
License	$55,765	34.2%	$24,175	15.4%	$31,590	130.7%
Network	107,438	65.8%	129,504	82.5%	(22,066)	(17.0)%
rVue Fees	18	-%	3,257	2.1%	(3,275)	(99.4)%
Total Revenue	$163,221	100.0%	$156,936	100.0%	$6,285	4.0%

License Fees

We earn revenue from the licensing of our client and server software and technology to third parties, including DOOH networks.  We had granted an exclusive license for the use of our client and server software and technology in Italy to Levoip Corporation and categorized this revenue as “License” revenue.  License revenue for the three month period ended December 31, 2010 was $55,765, compared to $24,175 for the three month period ended September 30, 2010, a $31,590 or 130.7% increase.  We terminated the Levoip agreement effective as of October 6, 2010, and recognized $55,765 of deferred revenue that was earned upon termination of the agreement.  We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Network

Effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada that was to build and operate a DOOH network.  In consideration for entering into the agreement we received a $50,000 fee, which we recognized over the 11-month period of the contract.  Commencing January 1, 2010, we assumed certain contract and month-to-month work from Argo for work performed for Accenture, AutoNation and Mattress Firm, which we consider to be network related services.

Network revenue was comprised as follows:

	Three Months Ended
	December 31, 2010	September 30, 2010	$ Change	% Change
Mattress Firm	$61,362	$65,737	$(4,375)	(6.7)%
AutoNation	5,605	9,915	(4,310)	(43.5)%
Accenture	35,925	35,925	-	-%
Canada network fee	4,546	13,637	(9,091)	(66.7)%
Other	-	4,290	(4,290)	(100.0)%
Total	$107,438	$129,504	$(22,066)	(17.0)%

The decrease in network revenue of $22,066 was attributable to: (i) the reduction in imaging services to Mattress Firm of $4,375; (ii) less custom content creation for AutoNation resulting in a reduction of $4,310 in the quarter; (ii) the end of the Canada license agreement resulting in revenue for only one month in three month period ended December 31, 2010, compared to three months in the three month period ended September 30, 2010; and (iv) no “other” revenue in the three month period ended December 31, 2010.

Mattress Firm operates an in-store network.  We image computers that run their in-store network in each store location, and produce and create the custom content, such as in store sales promotions, that is displayed on the network.

We provide custom content creation services on an as needed basis for AutoNation, primarily producing in-house broadcast messages from management to staff.

We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.

We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business has been to complete the development of the rVue platform during 2010. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2011.

rVue Fees

rVue fees were $18 in the three month period ended December 31, 2010, compared to $3,257 in the three month period ended September 30, 2010. The fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide.

While the majority of our revenue has been from network services and license fees, the development of the rVue platform and generating fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we may generate additional fees in 2011 from advertisers and agencies for placing advertising with DOOH networks through rVue.  This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2011 and beyond.  Also, we cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Cost of Revenue

Cost of revenue represents the costs to deliver services and the cost of production and for the three month period ended December 31, 2010 was $33,373, compared to $44,423 for the three month period ended September 30, 2010, a $11,050 decline, or 24.9%. Changes by major component of cost of revenue between the three month period ended December 31, 2010 and the three month period ended September 30, 2010 are:

	Three Months Ended
	December 31, 2010	September 30, 2010	$ Change	% Change
Compensation and benefits	$29,393	$30,574	$(1,181)	(3.9)%
Stock-based compensation expense	926	731	195	26.7%
Network services	3,054	4,253	(1,199)	(28.2)%
rVue operations	-	8,865	(8,865)	(100.0)%
Total	$33,373	$44,423	$(11,050)	(24.9)%

The decrease was attributable to less production work for AutoNation in the three months ended December 31, 2010, and no expenses associated with rVue campaigns.

We do not expect to incur substantially increased cost of revenue in 2011, other than for those costs associated with rVue operations which will be a function of the level of services delivered and the margins we obtain, which are presently undeterminable.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $844,621 for the three month period ended December 31, 2010.  SG&A decreased by $89,545, or 9.6%, from the $934,166 of SG&A for the three month period ended September 30, 2010.

Changes by major component of SG&A between the three month period ended December 31, 2010 and the three month period ended September 30, 2010 are:

	Three Months Ended
	December 31, 2010	September 30, 2010	$ Change	% Change
Compensation and benefits	$309,488	$286,791	$22,697	7.9%
Stock-based compensation expense	100,095	86,435	13,660	15.8%
Facility expense	43,052	80,336	(37,284)	(46.4)%
Communications expense	12,640	18,994	(6,354)	(33.5)%
Travel expense	26,286	6,574	19,712	299.8%
Marketing	15,646	58,982	(43,336)	(73.5)%
Investor relations expense	176,587	149,072	27,515	18.5%
Placement agent fees	-	100,000	(100,000)	(100.0)%
Professional and consulting fees	129,429	74,556	54,873	73.6%
Office support and supply expense	31,398	34,775	(3,377)	(9.7)%
Provision for bad debts	-	37,651	(37,651)	(100.0)%
Total	$844,621	$934,166	$(89,545)	(9.6)%

Compensation and benefit increases resulted from the hiring of two new employees in August and one new employee in October.  These costs are reflected in the increased compensation and benefit costs for the three month period ended December 31, 2010, compared to the three month period ended September 30, 2010.

Stock options were granted on May 13, 2010, September 17, 2010 and December 21, 2010. The increase is attributable to the full three month expense of the September 17, 2010 grants, as well as the small cost associated with the December 21, 2010 grants.

Facility cost decrease are primary attributable to $37,343 of non-recurring relocation expenses incurred in moving to new leased premises in July 2010.

Marketing expenses included $45,000 paid to a consultant in the three month period ended September 30, 2010 with no comparable expense in the three month period ended December 31, 2010.

For the three month period ended December 31, 2010, investor relations expense consisted of $175,059 paid or accrued to investor relations consultants and $1,528 of other expenses. For the three month period ended September 30, 2010, investor relations expense consisted of $119,040 paid or accrued to investor relations consultants, and $30,032 incurred in attending an investor relations conference.

Placement agent fees for the three month period ended September 30, 2010 consisted of a fee of $100,000 paid to placement agents in shares of the Company’s Common Stock in connection with the Private Placement.

Professional fees for the three month period ended December 31, 2010 consisted of $81,221 for legal, accounting and recruiting fees, $30,000 for consulting fees, $13,544 for costs associated with the Company’s annual Sarbanes Oxley Section 404 evaluation and testing, and $4,664 in SEC Edgar filing fees, compared to $69,312 for legal, accounting and recruiting fees, $2,736 for consulting fees, and $2,428 for SEC Edgar filing fees in the three month period ended September 30, 2010.

Office support and supply expenses decreases were as a result of reduced express mail and postage and a reduction in other office expense.

Provision for bad debts was $37,651 for the three month period ended September 30, 2010 and represented amounts from two customers for which collection appears unlikely.  There was no provision for bad debts in the three months ended December 31, 2010.

We expect that our SG&A will increase in 2011 as we expand our rVue offerings, and continue to build the infrastructure to support its growth.  Increases are anticipated in compensation and benefits, communications, travel, facilities, advertising and marketing expenses, as well as increased legal and professional fees that we will incur in filing and maintaining the effectiveness of registration statements, in addition to our regular SEC filings.

Depreciation and amortization

Depreciation and amortization was $41,101 for the three month period ended December 31, 2010, compared to $35,784 for the three month period ended September 30, 2010, a $5,317, or 14.9% increase. Depreciation and amortization expense is mainly for software development costs.

Interest income

Interest income was $4,733 for the three month period ended December 31, 2010, compared to $5,824 for the three month period ended September 30, 2010, a $1,091 decrease, or 18.7%.  Interest income included interest due from Argo of $4,082 and $5,670 for the three month periods ended December 31, 2010 and September 30, 2010, respectively.

Interest expense

We had no interest expense in the three month period ended December 31, 2010.  Interest expense was $789 for the three months ended September 30, 2010 and was for interest on a capital lease which expired.

The Company’s results of operations for the three month periods ended December 31, 2010 and September 30, 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Year ended December 31, 2010 compared to the period from inception (September 15, 2009) through December 31, 2009

Revenue

We earned revenue in three categories as follows:
Revenue Category	Year Ended December 31, 2010%		Inception (September 15, 2009) through December 31, 2009%		$ Change	% Change
License	$114,077	18.3%	$2,533	35.8%	$111,544	4,403.6%
Network	507,130	81.2%	4,546	64.2%	502,584	11,055.5%
rVue Fees	3,275	0.5%	-	-%	3,275	100.0%
Total Revenue	$624,482	100.0%	$7,079	100.0%	$617,403	8,721.6%

License Fees

We earned revenue from the licensing of our client and server software and technology to third parties, including DOOH networks.  We had granted an exclusive license for the use of our client and server software and technology in Italy to Levoip Corporation and categorize this revenue as “License” revenue.  License revenue for the year ended December 31, 2010 was $114,077, compared to $2,533 for the period from inception (September 15, 2010) through December 31, 2009. We terminated the Levoip agreement effective as of October 6, 2010 and recognized $55,765 of deferred revenue that was earned upon termination of the agreement.  We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Network

Effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada that was to build and operate a DOOH network.  In consideration for entering into the agreement, we received a $50,000 fee, which we recognized over the 11-month period of the contract.  Commencing January 1, 2010, we assumed certain contract work from Argo for work performed for Accenture, AutoNation and Mattress Firm, which we consider to be network related services.

Network revenue was comprised as follows:
	Year Ended December 31, 2010	Inception (September 15, 2009) through December 31, 2009	$ Change
Mattress Firm	$247,601	$-	$247,601
AutoNation	66,085	-	66,085
Accenture	143,700	-	143,700
Canada network fee	45,454	4,546	40,908
Other	4,290	-	4,290
Total	$507,130	$4,546	$502,584

Mattress Firm operates an in-store network.  We image the computers that run the in-store network in each store location, and produce and create custom content, such as in store sales promotions, to display on its network.

Through May 2010, we provided AutoNation with oversight and management services and content production for their in-house network for $8,750 per month under a contract that terminated on May 31, 2010.  We monitored the network to ensure it was running at all times and created custom content for display on its networks.  Since June 2010, we provide content creation services on an as needed basis for AutoNation.

We assist Accenture with the maintenance and troubleshooting of a private network they operate.  We provide 24/7 services to ensure that the network operates without interruption.  Under a contract that expires on December 31, 2011, we earn a fixed monthly fee of $11,975.

We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business has been to complete the development of the rVue platform during 2010. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2011.

rVue fees

rVue fees were $3,275 for the year ended December 31, 2010.  The fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide.

While the majority of our revenue has been from network services and license fees, the development of the rVue platform and generating fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we expect to generate additional fees in 2011 from advertisers and agencies for placing advertising with DOOH networks through rVue.  This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2011 and beyond.  Also, we cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Cost of Revenue

Cost of revenue for the year ended December 31, 2010 was $153,518, of which $132,179 was for compensation and benefits, $8,865 was related to rVue operations and $12,474 related to network service and other costs. Cost of revenue from inception (September 15, 2009) through December 31, 2009 was $14,491, of which $10,133 was for compensation and benefits, and $4,358 was related to communication and internet  expenses incurred in establishing the necessary connections for the Levoip relationship. Cost of revenue represents the costs to deliver rVue services and production costs.

Selling, general and administrative expenses

SG&A were $2,389,017 for the year ended December 31, 2010, compared to $48,575 for the period from inception (September 15, 2009) through December 31, 2009.

Changes by major component of SG&A are:

	Year Ended December 31, 2010	Inception (September 15, 2009) through December 31, 2009	$ Change
Compensation and benefits	$968,255	$27,424	$940,831
Stock-based compensation expense	230,086	-	230,086
Facility expense	183,894	8,750	175,144
Communications expense	51,243	-	51,243
Travel expense	45,302	1,105	44,197
Marketing	75,423	113	75,310
Investor relations expense	345,658	-	345,658
Placement agent fees	100,000	-	100,000
Professional and consulting fees	259,684	-	259,684
Office support and supply expense	91,821	11,183	80,638
Provision for bad debts	37,651	-	37,651
Total	$2,389,017	$48,575	$2,340,442

Depreciation and amortization; interest income and expense; net loss

Depreciation and amortization was $127,097 for the year ended December 31, 2010, compared to $4,029 for the period from inception (September 15, 2009) through December 31, 2009, interest income was $10,617 and interest expense was $65,814 for the year ended December 31, 2010, compared to no interest income and $249 of interest expense in the period from inception (September 15, 2009) through December 31, 2009. Net loss for the year ended December 31, 2010 was $2,100,347.  Net loss for the period from inception (September 15, 2009) through December 31, 2009 was $60,265.

The Company’s results of operations for the year ended December 31, 2010 and for the period from inception (September 15, 2009) through December 31, 2009, did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of December 31, 2010, we had cash and cash equivalents totaling $2,334,121. Since our inception through December 31, 2010, we have incurred net losses, and at December 31, 2010, we had an accumulated deficit of $2,160,612 and total stockholders’ equity of $2,658,929. We expect to incur losses for the next six to nine months as we complete the roll out of rVue. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at December 31, 2010.  We have budgeted capital expenditures of $263,500 in 2011. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in either the year ended December 31, 2010 or the period from inception (September 15, 2009) through December 31, 2009. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash provided by (used in) operating activities

Net cash (used in) operating activities totaled ($1,269,237) for the year ended December 31, 2010, compared to $59,325 of cash provided by operating activities for the period from inception (September 15, 2009) through December 31, 2009. In the year ended December 31, 2010, cash was used to fund a net loss of $2,100,347, reduced by non cash depreciation of $127,097, stock-based compensation expense of $232,087, bridge loan interest of $64,746 settled in shares of Common Stock, investor relations expense of $160,000 settled in shares of Common Stock, placement agent fees of $100,000 settled in shares of Common Stock, provision for bad debts of $37,651, and changes in operating assets and liabilities totaling $109,529. In the period from inception (September 15, 2009) through December 31, 2009, cash was provided by changes in operating assets and liabilities totaling $106,811, non cash depreciation expense of $4,029, and contributed facilities usage of $8,750, reduced by cash used to fund a net loss of $60,265.

Cash used in investing activities

Net cash used in investing activities totaled $398,968 for the year ended December 31, 2010, compared to $57,173 for the period from inception (September 15, 2009) through December 31, 2009. In the year ended December 31, 2010, cash used in investing activities consisted of $226,956 for software development costs and $172,012 advanced to Argo.  In the period from inception (September 15, 2009) through December 31, 2009, $57,173 of cash was used for software development costs. On January 17, 2011, Argo repaid us the full amount owed.

Cash from financing activities

Net cash provided by financing activities totaled $4,002,209 for the year ended December 31, 2010, and was comprised of $4,007,993 of net proceeds from the sale of Common Stock and warrants, reduced by $5,784 used to repay capital lease obligations. In the period from inception (September 15, 2009) through December 31, 2009, $2,035 of cash was used to repay capital lease obligations.

Financial condition

As of December 31, 2010, we had working capital of $2,239,393, an accumulated deficit of $2,160,612 and total stockholders’ equity of $2,658,929, compared to a working capital deficit of $111,717, an accumulated deficit of $60,265 and total stockholders’ equity of $192,199 as of December 31, 2009. The increase in working capital was as a result of the sale of Common Stock and warrants discussed in Notes 2 and 9 to the consolidated financial statements.

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

Critical Accounting Policies

Management is responsible for the integrity of the financial information presented herein. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Where necessary, they reflect estimates based on management's judgment.  When selecting or evaluating accounting alternatives, management focuses on those that produce, from among the available alternatives, information most useful for decision-making.  We believe that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality our rVue IP based DSP. Capitalized software development costs typically include direct labor and related overhead for software produced by the Company, as well as the cost of software purchased from third parties.  Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred.  Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public.  We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

Revenue Recognition

Our revenues are derived from the maintenance of certain private networks, the production and distribution of network programming, transaction fees from advertising campaigns placed through rVue, and the licensing of proprietary software.  Revenue is recognized as follows:

•
Revenue from the maintenance of private networks, and the production and distribution of network programming content, either under contract or on a piece by piece or monthly basis, is recognized ratably over the term of the related service period if the fees are fixed and determinable, delivery has occurred and collection is probable.

•
Transaction fee revenue is recognized once the advertisements have aired and the advertising campaign is completed and delivered in accordance with the advertising campaigns contractual terms, the campaign amount and transaction fee is fixed and determinable, and collection is probable.

•
Software license revenue is recognized when there is pervasive evidence of an arrangement, the fees are fixed and determinable, the software product has been delivered, there are no uncertainties surrounding product acceptance and collection is considered probable. Initial site fees are recognized over the estimated period the sites will be in use.

We record deferred revenue when we receive payment in advance of the delivery of products or the performance of services.

Stock Based Compensation

We account for stock-based payment transactions in which we receive employee services in exchange for equity instruments of the Company.  Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton option-pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements.

Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our Common Stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

We have a limited operating history, incurred losses and past performance is no guarantee of future performance.

We incurred net losses of $2,100,347 for the year ended December 31, 2010 and $60,265 for the period from inception (September 15, 2009) to December 31, 2009.  There can be no assurance that our business will be profitable in the future and that losses and negative cash flows from operations will not be incurred.  If these situations occur in the future, it could have a material adverse affect on our financial condition.

We depend upon our senior management and our business may be adversely affected if we cannot retain them.

Our success depends upon the retention of our experienced senior management with specialized industry and technical knowledge and/or industry relationships.  We might not be able to find qualified replacements for our senior management if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners.  We have entered into employment agreements with (i) Jason Kates, our CEO, which is for an initial term of three years, and (ii) David Loppert, our CFO, which is for an initial term of two years.  We do not have key-man life insurance covering any of our employees.

Our Chief Executive Officer has limited experience running a public company.

While our Chief Executive Officer has significant experience in the industry in which we operate, he has limited experience as a CEO of a public company. Members of our Board of Directors and our CFO, however, have substantial experience in running public companies.

If we fail to increase the number of our advertising clients or participating DOOH networks and if we fail to retain those clients, our revenues and our business will be harmed.

Our business plan is to derive a substantial portion of our revenue from advertisers participating in rVue and willing to offer to display their commercials on our participating DOOH networks.  We launched rVue in September 2009 and in the year ended December 31, 2010, we did not have significant rVue related advertising revenue.  Our growth depends in large part on increasing the number of our advertising clients and participating DOOH networks.  Our customers may decide not to continue to use our solutions in favor of other means of placing advertising or because of budgetary constraints or other reasons.

To grow our base of advertising clients, we must convince prospective advertisers of the benefits of using rVue over the traditional methods of placing advertising to which they are likely accustomed.  We need to convince prospective advertisers of the advantages of using rVue, including the ease of creating a campaign in rVue and the ability to deploy that campaign over multiple networks at one time rather than having to negotiate with each individual network.  Due to the fragmented nature of the advertising industry, many prospective advertising clients may not be familiar with our solutions and will generally favor using more traditional methods of placing advertising.

To grow the base of DOOH networks that participate and make their screens available in rVue, we must convince them of the value of our solutions by demonstrating that we can deliver incremental advertising revenue to them.  Our ability to do so is driven in large part by increasing the number of advertisers who participate in rVue.

We cannot assure you that we will be successful in attracting and expanding our advertising client base or participating DOOH networks.  Our future sales and marketing efforts may be ineffective.  If customers choose not to use our solutions or decrease their use of our solutions or we are unable to attract new advertisers or participating DOOH networks, the usefulness of rVue could be diminished and we will be unable to increase rVue revenues.

The market for advertising is highly competitive and we may be unable to compete successfully.

The market for advertising is very competitive.  DOOH advertising is a small component of the overall United States advertising market and, thus, we must compete with established, larger and better known national and local media platforms and other emerging media platforms such as the Internet. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines.

We also compete directly with other DOOH advertising companies.  We expect these competitors to devote significant effort to maintaining and growing their respective positions in the DOOH advertising segment.  We also expect existing competitors and new entrants to the DOOH advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms.  If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

The effects of the ongoing global economic crisis may adversely impact our business, operating results or financial condition.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in the past few years.  Unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of a continuing recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead our customers to cease doing business with us or to reduce or delay that business or their payments to us, and our results of operations and financial condition could be adversely affected by these actions.  These challenging economic conditions also may result in:

•	increased competition for less advertising;
•	pricing pressure that may adversely affect revenue;
•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; and/or
•	customer financial difficulty and increased risk of doubtful accounts receivable.

We are unable to predict the duration and severity of the adverse economic conditions in the United States and other countries.

Our limited operating history makes it difficult for us to accurately forecast revenues and appropriately plan our expenses.

We were formed in September 2009 and have a limited operating history.  As a result, it is difficult to accurately forecast our revenues and plan our operating expenses.  We base our current and future expense levels on our operating forecasts and estimates of future revenues on the level of advertising we expect to attract and on the number of participating networks that such advertising may be deployed over, all via rVue.  Revenues and operating results are difficult to forecast due to the uncertainty of the volume and timing of obtaining new advertising clients and of the number of screens available through participating DOOH networks.  Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income (or loss) in a given quarter to be lower (or higher) than expected.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	the impact of worldwide economic conditions, including the resulting effect on consumer spending;
•	our ability to maintain an adequate rate of growth;
•	our ability to effectively manage our growth;
•	our ability to attract new advertising clients and to retain existing advertising clients and encourage repeat usage of rVue;
•	our ability to attract and retain new participating DOOH networks;
•	our ability to provide a high-quality customer experience through our website and rVue;
•	our ability to successfully enter new markets and manage our international expansion;
•	the effects of increased competition in our business;
•	our ability to keep pace with changes in technology and our competitors;
•	our ability to successfully manage any future acquisitions of businesses, solutions or technologies;
•	the success of our marketing efforts;
•	changes in consumer behavior and any related impact on the advertising industry;
•	interruptions in service and any related impact on our reputation;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to protect our intellectual property, including our proprietary rVue technology;
•	costs associated with defending intellectual property infringement and other claims;
•	the effects of natural or man-made catastrophic events;
•	the effectiveness of our internal controls; and
•	changes in government regulation affecting our business.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Growth may place significant demands on our management and our infrastructure.

We have forecasted substantial growth in our business.  This growth will place significant demands on our management and our operational and financial infrastructure.  As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of clients and participating DOOH networks enhanced solutions, features and functionality.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase.  Continued growth could also strain our ability to maintain reliable service levels for our clients and participating DOOH networks, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly-skilled personnel.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

We may be unable to successfully execute our business strategy if we fail to continue to provide our customers with a high-quality customer experience.

A critical component of our strategy will be to provide a high-quality customer experience for both advertisers and networks.  Accordingly, the effective performance, reliability and availability of rVue, the rVue website and network infrastructure are critical to our reputation and our ability to attract and retain customers.  In order to provide a high-quality customer experience, we have and will continue to have to invest substantial resources in rVue Inc., our rVue website development and functionality and customer service operations.  If we do not continue to make such investments and as a result, or due to other reasons, fail to provide a high-quality customer experience, we may lose advertisers and networks from rVue, which could significantly decrease the value of our solutions to both groups.  Moreover, failure to provide our customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted website.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures.  In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development.  The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us.  In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders' ownership and could adversely affect the price of our Common Stock.  Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience.  Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

We rely on our marketing efforts to attract new customers and must do so in a cost-effective manner; otherwise our operations will be harmed.

A significant component of our business strategy is the promotion of rVue.  We believe that the attractiveness of our solutions to our current and potential customers, both advertisers and networks, will increase as additional participating networks join rVue and advertisers increasingly use rVue to place advertising.  If we do not continue to grow the use of rVue, we may fail to build the critical mass of both networks and advertisers required to substantially increase our revenues.

While our marketing efforts do not currently involve significant expenditures, we expect that we will invest more heavily in direct marketing or online or traditional advertising in 2011 and beyond.  If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

Misappropriation of our proprietary software and technology could materially affect our competitive position.

We believe our proprietary software and technology is critical to our success and competitive position.  We are currently seeking patent protection for some of our proprietary software and technology.  If we are unable to protect our proprietary software and technology against unauthorized use by others, or are unable to obtain requisite patents, our competitive position would be materially adversely affected.

Despite any precautions that we may take, a third party may copy or otherwise obtain and use our products, services, software or technology without authorization, or develop similar technology independently.  In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited.  The law in this area is not fully developed.  We may also not be able to enforce confidentiality agreements with our employees or third parties.  There can be no assurance that the steps we take will prevent misappropriation or infringement of our software and technology.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  This litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our company.

In addition, our proprietary software may decline in value or our rights in our software may not be enforceable.  Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or futile, particularly given the fact that the laws of other countries may afford us little or no effective protection of our intellectual property.

We could also lose the advantages of our proprietary technology as a result of the advent of new technologies that replace our technology.  Without these proprietary technologies, our competitive advantage would be weakened.  If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline.

Failure to successfully or cost-effectively implement upgrades to rVue and our other software systems to maintain our technological competitiveness could limit our ability to increase our revenue and more effectively leverage rVue.  Any failure by us to upgrade our technology to remain current with technological changes that may be adopted by other providers of advertising or other advertising platforms could hurt our ability to compete with those companies.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations.

The temporary or permanent loss of our computer equipment and software systems, through sabotage, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, could disrupt our operations and cause a material adverse impact.  These problems may arise in both internally developed systems and the systems of third-party service providers.  If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation.  Technological breakdowns could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our technology may infringe on rights owned by others, which may interfere with our ability to provide services, and our rVue web site may expose us to increased liability or expense under intellectual property, privacy or other law.

We may discover that the technology we use infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors may claim rights in patents, copyrights, or other intellectual property that will prevent, limit or interfere with our ability to provide our services either in the United States or, as we expand, in international markets.  Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States

We receive and deploy third-party content that could expose us to claims of infringement on the intellectual property rights of others, and the failure, or perceived failure, to comply with federal, state or international privacy or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others.  Any such claim or action could result in significant adverse effects on our business and financial results because of, for example, increased costs (such as legal defense, damages owing to third parties, and increased licensing fees to acquire third-party content) and reduction or elimination of content or features from our rVue web site.  In addition, a number of other United States federal laws, including those referenced below, may impact our business as a result of our rVue web site.  The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party web sites that include materials that infringe copyrights or other rights.  Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content.  The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors.  The costs of compliance with these and other regulations may be significant and may increase in the future as a result of changes in the regulations or the interpretation of them.  Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

We may be unsuccessful in expanding our operations internationally, which could harm our business, operating results and financial condition.

Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future and competitive environments with which we are unfamiliar.  Any future international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful.  We do not have any experience in selling our solutions in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets, and if we do expand internationally, we must invest significant resources in order to build the operational infrastructure necessary to operate in such markets.  Furthermore, in many international markets, we may not be the first entrant and there may exist greater competition with stronger brand names than we expect to compete with in North American markets.  Our ability to expand internationally will also be limited by the demand for our solutions and the adoption of the Internet in these markets.  Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	difficulties or delays in acquiring participating DOOH network customers in one or more international markets;
•	different advertising preferences and patterns than those in North America;
•	varied, unfamiliar and unclear legal and regulatory restrictions;
•	unexpected changes in international regulatory requirements and tariffs;
•	legal, political or systemic restrictions on the ability of United States companies to market services or otherwise do business in foreign countries;
•	less extensive adoption of the Internet as a commerce medium or information source and increased restriction on the content of websites;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in accounts receivable collection;
•	currency fluctuations;
•	potential adverse tax consequences;
•	lack of infrastructure to adequately conduct electronic commerce transactions; and
•	price controls or other restrictions on foreign currency.

As a result of these obstacles, we may find it impossible or prohibitively expensive to expand internationally or we may be unsuccessful in our attempt to do so, which could harm our business, operating results and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technology, including the proprietary software component of rVue, and related processes.  In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors.  These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.  In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our business is subject to the risks of hurricanes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from hurricanes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events.  For example, a significant natural disaster, such as a hurricane, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur.  Our corporate offices are located in Fort Lauderdale, in South East Florida, a region that has experienced significant hurricane activity in the last decade.  In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our customers' businesses or the economy as a whole.  Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data.  We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting South East Florida, and our business interruption insurance may be insufficient to compensate us for losses that may occur.  As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers' businesses, which could have an adverse affect on our business, operating results and financial condition.

As a public company, we incur significant increased costs, which may adversely affect our operating results and financial condition.

As a public company, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, which includes the filing with the SEC of periodic reports and other documents relating to our business, financial condition and other matters, even though compliance with such reporting requirements is economically burdensome.  We expect to incur, and continue to incur, significant accounting, legal and other expenses, including the expenses related to management’s annual evaluation report of its internal control over financial reporting included in this Form 10-K, associated with our public company reporting requirements. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents required under the terms of two private placements we made during 2010 that require us to register certain shares of our Common Stock, including shares underlying warrants.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We may need additional capital to fund ongoing operations and to respond to business opportunities, challenges, acquisitions or unforeseen circumstances.  If such capital is not available to us, our business, operating results and financial condition may be harmed.

At December 31, 2010, we had $2,334,121 of cash on hand and a working capital of $2,239,393. All of our cash on hand was raised in December 2010 through the sale of Common Stock and warrants in a private placement. Our limited operating history makes it difficult to accurately forecast revenues, expenses, cash flows and cash requirements.  We may seek additional equity financing to provide funding for operations, but the current market for equity financing is very weak.  If we require additional capital and are not successful in raising additional equity capital to meet our obligations as they come due, we will have to reduce our overhead expenses by the reduction of headcount and other available measures.

We may require additional capital to expand our business or acquire complementary businesses, although we have not identified any specific acquisition candidates.  However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all.  For example, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing customers or acquire new customers.  In addition, if we do not have funds available to make strategic acquisitions, we may not be able to expand our business.  The inability to raise additional capital could have an adverse effect on our business, operating results and financial condition.

A tight credit market may have an adverse effect on our ability to obtain short-term debt financing.

The deterioration of the global economy has caused a tightening of the credit markets, particularly for smaller reporting companies such as the Company, and lending standards are more stringent, as are terms and a higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt.  As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs which may have an adverse effect on our business, operating results and financial condition.

Risks Related to Our Industry

If use of the Internet, particularly with respect to the placement of online advertising, does not increase as rapidly as we anticipate, our business will be harmed.

Our future net profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers.  Internet use may not continue to develop at historical rates, and our customers may not continue to use the Internet and other online services as a medium for commerce.  In addition, the Internet may not be accepted as a viable long-term marketplace or resource for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;
•	possible disruptions, computer viruses or other damage to Internet servers or to users' computers; and
•	excessive governmental regulation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.  Our business, which relies on a contextually rich website that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies.

Government regulation of the Internet is evolving, and unfavorable changes could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet.  Existing and future laws and regulations may impede the growth of the Internet or other online services.  These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. Unfavorable resolution of these issues may substantially harm our business and operating results.

Seasonality may cause fluctuations in our financial results.

We believe that our revenue will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year.  Expenditures by advertisers also tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.  Because some advertisers may discontinue or reduce advertising on our networks from time to time with little or no notice, we may experience fluctuations in operating results.  In particular, because advertisers generally reduce their spending during economic downturns, we would be materially adversely affected by a recession.

Risks Related to our Common and Preferred Stock

We may be unable to register for resale all of the shares of Common Stock and shares of Common Stock underlying the warrants included within the units sold in our 2010 private placements, in which case purchasers in the private placements will need to rely on an exemption from the registration requirements in order to sell such shares.

In connection with our 2010 private placements (the “2010 Private Placements”) we entered into a registration rights agreement, pursuant to which we are obligated to file a “resale” registration statement with the SEC that covers all of the Common Stock and Common Stock underlying the warrants sold in the 2010 Private Placements and to have such “resale” registration statement declared effective by the SEC no later than 180 days after the final closing of the 2010 Private Placements. Nevertheless, it is possible that the SEC may not permit us to register all of such shares of Common Stock for resale. In certain circumstances, the SEC may take the view that the 2010 Private Placements requires us to register the resale of the securities as a primary offering. It is possible that if registration is barred by current or future rules and regulations, rescission of the 2010 Private Placements could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse effect to us. In addition, our shares of public float are limited and are held by persons who acquired such shares under an effective registration filed prior to the Transaction. Investors should be aware of the existence of risks that interpretive positions taken with respect to Rule 415, or similar rules or regulations including those that may be adopted subsequent to the date of this Form 10-K, that could impede the manner in which the Common Stock may be registered or our ability to register the Common Stock for resale at all or the trading in our securities. If we are unable to register some or all of the Common Stock, or if shares previously registered are not deemed to be freely tradeable, such shares would only be able to be sold pursuant to an exemption from registration under the Securities Act, such as Rule 144, that currently permits the resale of securities by holders who are not affiliated with the issuer following twelve months from the filing of our Current Report on Form 8-K, which was filed with the SEC on May 19, 2010.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-Transaction company.

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain future working capital financing, if required;
•	additions or departures of key personnel;
•
limited "public float" following the Transaction, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;

•	sales of our Common Stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the 2010 Private Placements);
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	our inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our Common Stock may be less valuable because a return on an investment in our Common Stock will only occur if our stock price appreciates.

There is currently a very limited trading market for our Common Stock and we cannot ensure that one will ever develop or be sustained.

To date there has been a very illiquid trading market for our Common Stock.  We cannot predict how liquid the market for our Common Stock might become.  Our Common Stock is quoted for trading on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board").  As soon as is practicable, we anticipate applying for listing of our Common Stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our Common Stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our Common Stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our Common Stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares.

Our Common Stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market, including shares issued in the 2010 Private Placements upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of Common Stock issued in the Transaction to the current and former officers and directors of rVue Inc. are subject to a lock-up agreement prohibiting sales of such shares for a period of 12 months following the Transaction.  Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders.  In addition, the shares of Common Stock sold in the 2010 Private Placements will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Investor relations activities, nominal “Float” and supply and demand factors may affect the price of our stock.

We expect to, and continue to, utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We have compensated and expect to continue to compensate investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  We have issued 800,000 shares of restricted stock, and have reserved an additional 1,450,000 shares of restricted stock, and incurred cash expenses of approximately $7,500 per month for the six months ended December 31, 2010 for these activities, and such amounts may be continued or increased in the future.  In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued, which may impact the trading market our Common Stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  The Company and its shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of the Company’s Common Stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold, which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as the Common Stock sold in the 2010 Private Placements are registered and until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  As of December 31, 2010, 6,250,000 shares of our Common Stock is available for trading, and we believe that such shares are held by a small number of individuals or entities.  Accordingly, the supply of Company Common Stock for sale is currently extremely limited and may continue to be so for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs.

Our directors and executive officers own or control a significant percentage of the Common Stock of the Company.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our Common Stock.  The interests of such persons may differ from the interests of our other stockholders.   As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a transaction, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our Common Stock.

If the price per share of our Common Stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of December 31, 2010, we had (i) outstanding options to purchase 3,502,500 shares of our Common Stock at a weighted average exercise price of $0.22 per share, and (ii) outstanding warrants to purchase 8,624,995 shares of our Common Stock at $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock and result in additional dilution of the existing ownership interests of our common stockholders.

Our amended and restated articles of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our board of directors could authorize the issuance of a series of Preferred Stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements	Page
Report of RubinBrown LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-4
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7-20

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as such report is not required for non-accelerated filers such as us pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act that Congress enacted in July 2010, which permanently exempts companies with less than $75 million in market capitalization from Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring an outside auditor to attest annually to a firms’ internal-control evaluations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses, and therefore no corrective actions were taken.

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors (the “Board”).  There are no family relationships between any director or executive officer.

Name	Age	Positions with the Company

Jason Kates	50	Chief Executive Officer, President and Chairman of the Board
David Loppert	56	Chief Financial Officer
Jay Wilson	31	Chief Technology Officer
Dawn Rahicki	48	Chief Marketing Officer
Robert Chimbel	56	Director
Michael Mullarkey	43	Director
Patrick O’Donnell	50	Director

Director Biographies

Jason Kates, Chief Executive Officer and Director

Jason Kates is the founder of rVue, Inc., and has served as our chief executive officer, president and chairman of the Board since May 13, 2010.  Mr. Kates began his career in 1986 as a broker with Oppenheimer & Co. Inc., where he rose to vice president, managing corporate capital.  In 1990 he founded Kates Communications, a digital marketing and product marketing company that harnessed the power of digital media to capture consumer attention and awareness.  From 1993 to 1996 Mr. Kates served as executive vice president and head of marketing of Investec, an international manufacturing company selling a digital pacifier thermometer via digital media.  In 1996, upon Investec’s sale, Mr. Kates founded Retail Media Systems, Inc. (now Argo Digital Solutions, Inc.). Mr. Kates earned a bachelor’s degree in Social Science from Florida State University.  Mr. Kates was selected to serve as a director on our Board due to his significant experience in the DOOH industry, his knowledge of rVue, including its operations, its strategies, and his position as chief executive officer of rVue.  He is also a large shareholder.

Robert Chimbel, Director

Bob Chimbel has served as a Director of ours since May 2010, and is chairman of the Compensation Committee and serves as a member of the Audit and Nominating and Governance Committees of the Board. Mr. Chimbel is an innovative marketing and communications executive whose has founded and profitably managed a diverse group of integrated marketing enterprises.  For the past ten years Mr. Chimbel has held several high-level executive positions for Omnicom Group, Inc.  Since January 2006, Mr. Chimbel has served as CEO of The Component Group, a consortium marketing communications companies he created which consists of three interrelated marketing companies each with a specific area of expertise:  UPROAR!, now one of the nation’s pre-eminent kids, “tweens” and teens advertising and marketing company;  The Launch Point, a new product design and development group and business innovation consultancy; and  Encircle Marketing, an agency that targets emerging and re-emerging brands primarily for private equity firms.  The Component Group has offices in Dallas and New York.  In February 2009, DDB Worldwide, a division of Omnicom, tapped Mr. Chimbel to head up a new division, DDB Entertainment Group, to develop branded entertainment and branded content properties.  Mr. Chimbel also oversees The Ant Farm, a Los Angeles entertainment company specializing in advertising and marketing for film, television and digital games, and Red Urban Digital, a diverse interactive agency with a specialization in developing and implementing social media initiatives.  While at Omnicom, Mr. Chimbel served as chief creative officer and then president of TracyLocke, a top 50 marketing solutions companies with expertise in advertising, promotion, media, merchandising and sales/field marketing.  Prior to his role at Omnicom, Mr. Chimbel has spent his career at such companies as Digitas, Leo Burnett and Hasbro, as well as founding his own advertising and marketing agency, which was eventually sold to the Earle Palmer Brown group. Mr. Chimbel graduated from Northwestern University in 1975 with a bachelor’s degree in Science.  Mr. Chimbel was selected to serve on our Board due to his extensive knowledge of the advertising industry, and his experience as an executive officer of public companies.

Michel Mullarkey, Director

Michael Mullarkey has served as a director of ours since December 21, 2010 and is chairman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees of the Board. He is an experienced director and executive officer of public companies, having served in various capacities, including chief executive officer, president, chairman of the board and acting chief financial officer of Workstream, Inc. (OTC:WSTM) at various times from 2001 – 2010.  From January 2001 to April 2001, Mr. Mullarkey was the president, secretary and a director of Paula Allen Holdings, Inc., a full service outplacement firm in the United States, acquired by Workstream, Inc. in April 2001. Prior thereto, Mr. Mullarkey held various positions at Sony Corporation, including vice president and general manager, and a as a co-founder and managing director of an investment capital group managing private equity funding and investing in emerging technology markets and organizations. Mr. Mullarkey was elected as a director due to his extensive knowledge of internet marketing, his valuable legal and financial expertise and his experience as a director and executive officer of public and private companies. He has helped build numerous private, and one public, entities from the early stages to significant operating entities.

Patrick O’Donnell, Director

Patrick O’Donnell has served as a director of ours since December 21, 2010 and is chairman of the Nominating and Governance Committee, and is a member of the Audit and Compensation Committees of the Board.  He is a private investor and entrepreneur, and a senior business and technology executive with over 25 years experience and a proven record of delivering success within the financial services industry.  Since 2005, Mr. O’Donnell's primary activity has been in running his private hedge fund.  From 1997 through 2004 Mr. O’Donnell served as the chief technology officer of UBS Investment Bank and a member of its management board.  Prior thereto he held senior positions within UBS and its predecessors.  Mr. O’Donnell was selected as a director because of his extensive experience as an executive officer of a major international corporation.  Mr. O’Donnell has experience in leading a 6,000 person technology organization and combines that expertise with numerous global businesses, including experience in: equity, interest rates, derivatives, foreign exchange, commodities, energy and corporate finance. In April 2010 Mr. O’Donnell joined the NYSE Liffe US board.  NYSE Liffe is the global derivatives business of the NYSE Euronext group.

Executive Officer Biographies

See Jason Kates’ biography above.

David Loppert, Chief Financial Officer, Secretary and Treasurer

David Loppert has served as our chief financial officer, secretary and treasurer since May 13, 2010.  Loppert served as Argo’s senior vice president from March, 2009 through January 2010, and from March 2010 through May 2010.  He was formerly a director, executive vice president and chief financial officer of Surgical Outcome Support, Palm Beach Gardens, FL, from August 2006 through March 2009. From October 2003 through July 2006 he was an independent financial consultant to public and private companies.  From June 2001 until September 2003, he was a vice president and director of QSGI Inc. (OTCBB: QSGI). From February 1997 through December 2000, he was vice president, chief financial officer and assistant secretary of Applied Digital Solutions, Inc. (NASDAQ: ADSX) and also served as chief executive officer of SysComm International Corporation, (NASDAQ: SYCM) a network and systems integrator, and an affiliate of Applied Digital.  Loppert began his financial career with Price Waterhouse, an international accounting firm, in 1978 in Johannesburg, South Africa, before moving to its Los Angeles Office in 1980 where over time he became a senior manager.  Loppert earned bachelor's degrees in commerce in 1978 and in accounting in 1980, and a higher diploma in accounting in 1980, all from the University of the Witwatersrand, Johannesburg, South Africa, and was designated a Chartered Accountant (South Africa) in 1980.

Jay Wilson, Chief Technology Officer

Jay Wilson has served as our chief technology officer since September 2009.  Wilson joined Argo in June 1999 as an assistant software technician and was promoted a number of times between April 2000 and May 2008 when he was appointed chief technology officer.  As chief technology officer, Wilson is responsible for driving the development and delivery of technology offerings for rVue. For more than 10 years, Wilson’s leadership, strategy and innovative ideas as a leading technologist have come from his firm belief that technological excellence is a strong differentiator for all organizations, particularly when they are translated into consumer-based applications. Most recently Wilson has led the development of rVue’s U.S.-based online media and DOOH development teams’ proprietary web-based addressable advertising platform, the rVue DSP.  Wilson graduated magna cum laude from Florida Atlantic University in 2001 with a bachelor’s of science degree in computer engineering.

Dawn Rahicki, Chief Marketing Officer

Dawn Rahicki has served as our chief marketing officer since September 2009.  Rahicki joined Argo in June 2008 as senior vice president of marketing and business development and was promoted in 2009 to chief marketing officer. Over the past 24 years, Rahicki has served as president of The Illume Group, Inc., where she was responsible for the acquisition and development of clients in real estate, business solutions, digital printing/graphics and digital technology industries. Prior to The Illume Group, she led the in-house creative department for a $12 billion privately-held company and the operations and account service team for a multi-million dollar marketing firm.  Rahicki earned a bachelor’s degree in marketing from Barry University as well as certificates from New York University in Film Production, Nova Southeastern University in Management, Coach University for Executive Coaching and credits toward a masters degree from Nova Southeastern University.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Promoters

Argo, Jason Kates, Richard Sullivan, a former director and a significant (30.2%) Argo shareholder, and David Loppert are each considered a promoter of the Company.  None of them were involved in any legal proceedings as described in Item 401(f)(1) – (f)(6) of Regulation S-K in the past ten years.

Directors’ and Officers’ Liability Insurance

We have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses, which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of rVue and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of rVue. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board, and its Committees, meet throughout the year and act by written consent from time to time as appropriate. The Board has formed Audit, Compensation and Nominating and Governance Committees. Committees regularly report on their activities and actions to the Board. The Board appoints members to its Audit Committee, Compensation Committee and Nominating and Governance Committee. The Audit Committee, Compensation Committee and the Nominating and Governance Committee each have a written charter approved by the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Nominating and Governance

Robert Chimbel (Chair Compensation)	√	√	√	√
Michael Mullarkey (Chair Audit)	√	√	√	√
Patrick O’Donnell (Chair Nominating)	√	√	√	√
Jason Kates	—	—	—	—

Our Board has determined that Messrs. Chimbel, Mullarkey and O’Donnell are independent under the NASDAQ Stock Market Listing Rules.

Audit Committee

The members of the Audit Committee are Michael Mullarkey (Chair), Robert Chimbel and Patrick O’Donnell. The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee members possess an understanding of financial statements and generally accepted accounting principles. Our Board has determined that Mr. Mullarkey is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. The Board has determined that Messrs. Mullarkey, Chimbel and O’Donnell are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The members of the Compensation Committee are Messrs. Chimbel (Chair), Mullarkey and O’Donnell.  The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans.

Nominating and Governance Committee

The members of the Nominating and Governance Committee are Messrs. O’Donnell (Chair), Chimbel and Mullarkey. The Nominating and Governance Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating and Governance Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating and Governance Committee also acts as a screening and nominating committee for candidates considered for election to the Board.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Since none of our securities have been registered pursuant to Section 12(b) or Section 12(g) of the Exchange Act, our officers and directors and persons who own more than 10% of our Common Stock are not required to file Section 16(a) beneficial ownership reports.

Codes of Business Conduct and of Ethics

Our Board has approved, and we have adopted, a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO. The Code of Conduct and the Code for SFO are available free of charge upon written request to rVue Holdings, Inc., 100 NE 3rd Avenue, Suite 200, Ft. Lauderdale, FL 33301, Attention: Chief Financial Officer.  We have posted our Codes of Conduct and our Code for the SFO on our website at http://ir.stockpr.com/rvue/governance-docs.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Conduct and Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect rVue, and how management addresses those risks.  Mr. Kates, a director and our chief executive officer, and Mr. Loppert, our chief financial officer, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting rVue include our ability to (i) gain acceptance and the adoption of rVue as a demand side platform, (ii) increase market share in an intensely competitive DOOH advertising market, (iii) successfully execute our business strategy and deploy a differentiated technology solution, and (iv) effectively raise sufficient capital as we scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009 to our chief executive officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

						All
Name and				Stock	Option	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	$(c)	$(d)	($)(e)	($)(f)(1)	($)(i)	($)(j)
Jason Kates	2010	$142,845	$231,885	$-	$187,899	$-	$562,629
Chief Executive Officer	2009(2)	-	-	-	-	-	-
David Loppert	2010	80,000	-	-	89,371	-	169,371
Chief Financial Officer	2009(2)	-	-	-	-	-	-
Jay Wilson	2010	83,785	-	-	24,978	-	108,763
Chief Technical Officer	2009(2)	-	-	-	-	-	-

(1)
The amount in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718.  These amounts represent options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)
For the period from inception (September 15, 2009) through December 31, 2009. Messrs. Kates, Loppert and Wilson were compensated by Argo during 2009.  In terms of the Transition Services Agreement between Argo and rVue, Inc., no salary was allocated to rVue, Inc. for their services to rVue in 2009.

Named Executive Officer Compensations

Jason Kates

In May 2003, Argo entered into an employment agreement with Mr. Kates which, unless otherwise terminated or amended, automatically renewed for an additional twelve months at the end of each renewal term.  The most recent agreement ran from June 1, 2008 through May 31, 2009 and provided for an annual base salary of $243,000 and for continuation of salary and benefits for twelve months if Mr. Kates was terminated without cause in exchange for Mr. Kates being bound by a covenant not to compete during the severance period.  The agreement was not renewed upon expiration and Mr. Kates continued to be remunerated at an annual base salary of $243,000.

On May 13, 2010, we entered into an employment agreement with Mr. Kates, to serve as our president and chief executive officer.  The initial term of the agreement is three years. Pursuant to the agreement, Mr. Kates receives an annual base salary of $180,000 for the first year, on a pro rata basis, through December 31, 2010, $240,000 for the next twelve months, and then such greater, but not lesser, salary for any future years of employment as agreed to by Mr. Kates and the non-employee independent directors of the Company.  Mr. Kates is  also entitled to receive such bonuses or option grants as are approved by the non-employee independent directors of the Company, including a transitional services bonus to be awarded monthly, during the first eight months after the closing of the Transaction, in an amount not to exceed $30,000 per month based on the Net Profit from revenues generated from performance of services under the work assigned by Argo to rVue, Inc. with Accenture, AutoNation and Mattress Firm (the “Contracts”).  “Net Profit” shall mean actual collections for bona fide services performed and invoiced pursuant to the Contracts, minus actual direct costs for providing such services, and minus any credits or refunds for payments made during such period.  For 2010, Mr. Kates earned a bonus of $231,885 in 2010, of which $227,000 was paid in December 2010, and $4,885 was paid in January 2011.

On May 13, 2010, Mr. Kates was granted 10-year stock options to purchase 1,000,000 shares of Common Stock exercisable at $.22 per share.  Fifty percent vest after six months and the remaining 50% vest after 12 months.  On September 17, 2010, Mr. Kates was granted 10-year stock options to purchase an additional 300,000 shares of Common Stock exercisable at $.22 per share.  The options vest six months after the grant date.

David Loppert

On May 13, 2010, we entered into an employment agreement with Mr. Loppert, to serve as our chief financial officer, secretary and treasurer.  The initial term of the agreement is two years. Pursuant to the agreement, Mr. Loppert will receive an annual base salary of $120,000 for the first year, $200,000 for the second year, and then such greater, but not lesser, salary for any future years of employment as agreed to by Mr. Loppert and the non-employee independent directors of the Company.  Mr. Loppert will also be entitled to receive such bonuses or option grants as are approved by the non-employee independent directors of the Company.

On May 13, 2010, Mr. Loppert was granted 10-year stock options to purchase 500,000 shares of Common Stock exercisable at $.20 per share.  Fifty percent vest after six months and the remaining 50% vest after 12 months.  On September 17, 2010, Mr. Loppert was granted 10-year stock options to purchase an additional 100,000 shares of Common Stock exercisable at $.20 per share.  The options vest six months after the grant date.

Jay Wilson

We have not entered into an employment agreement with Mr. Wilson.  On May 13, 2010, Mr. Wilson was granted 10-year stock options to purchase 150,000 shares of Common Stock exercisable at $.20 per share.  The options vest 25% six months after the grant date and the balance ratably over 18 months commencing on the seventh month after the grant date.  On September 17, 2010, Mr. Wilson was granted 10-year stock options to purchase an additional 100,000 shares of Common Stock exercisable at $.20 per share.  The options vest six months after the grant date.

Termination Provisions

The table below describes the severance payments that our executive officers are entitled to in connection with a termination of their employment upon death, disability, without cause, for Good Reason, change of control and the non-renewal of their employment at the discretion of rVue.  All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Jason Kates	David Loppert

Death or Disability	Balance of Base Salary due under agreement and all unvested stock options vest and remain exercisable for their original term	Balance of Base Salary due under agreement and all unvested stock options vest and remain exercisable for their original term
Dismissal Without Cause	18 months base salary , insurance coverage for up to 18 months, and all unvested stock options vest and remain exercisable for their original term	18 months base salary , insurance coverage for up to 18 months, and all unvested stock options vest and remain exercisable for their original term
Resignation for Good Reason (1)	18 months base salary , insurance coverage for up to 18 months, and all unvested stock options vest and remain exercisable for their original term	18 months base salary , insurance coverage for up to 18 months, and all unvested stock options vest and remain exercisable for their original term
Change of Control	All stock options and restricted stock immediately vest	All stock options and restricted stock immediately vest
Expiration of Initial Term and rVue does not renew	None	None

(1)
Generally, Good Reason in the above agreements include the material diminution of the executives’ duties, any material reduction in base salary without consent, the relocation of the geographical location where the executive performs services or any other action that constitutes a material breach by rVue under the employment agreements.

Outstanding Equity Awards At 2010 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2010. There are no outstanding stock awards held by the Named Executive Officers:

	OPTION AWARDS
				Equity Incentive
				Plan Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	(#)	(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date
(a)	(b)	(c)		(d)	(e)	(f)
Jason Kates	500,000	500,000	(1)	-	$0.22	05/13/20
		300,000	(2)	-	$0.22	09/17/20
David Loppert	250,000	250,000	(1)	-	$0.20	05/13/20
		100,000	(2)	-	$0.20	09/17/20
Jay Wilson	43,750	106,250	(3)	-	$0.20	05/13/20
		100,000	(2)	-	$0.20	09/17/20

(1)	These options vest on May 12, 2011.
(2)	These options vest 50% on March 17, 2011, and the balance on September 16, 2011.
(3)	These options vest at the rate of 6,250 per month through May 13, 2012.

Director Compensation

In 2010, we did not pay cash compensation to our directors for service on our Board.  Non-employee members of our Board were compensated with stock options for 2010 service.

	Fees
	Earned or
	Paid in	Stock	Option		All Other
	Cash	Awards	Awards		Compensation		Total
Name	($)	($)	($) (1)		($)		($)
(a)	(b)	(c)	(d)		(g)		(h)
Robert Chimbel	$-	$-	$43,242	(2)	$-		$43,242
Michael Mullarkey	$-	$-	$37,453	(3)	$30,000	(4)	$67,453
Patrick O'Donnell	$-	$-	$37,453	(3)	$-		$37,453

(1)
The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the directors.

(2)
Represents (a) a 10-year stock option to purchase 200,000 shares of Common Stock exercisable at $.20 per share (100,000 options have vested and 100,000 options vest on May 12, 2011), and (b) a 10-year stock option to purchase 100,000 shares of Common Stock exercisable at $.20 per share, 50,000 of which vest on March 17, 2011 and the balance vest on September 16, 2011.

(3)	Represents a 10-year stock option to purchase 200,000 shares of Common Stock exercisable at $.30 per share. The options vest on June 21, 2011.
(4)	Other compensation consists of consulting fees paid to Mr. Mullarkey.

We have not finalized the compensation for 2011 service for our non-employee directors. Our non-employee directors will be reimbursed for out-of-pocket expenses incurred in attending Board and Board committee meetings.  Directors who are employed by rVue are not compensated for their service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of February 21, 2011, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) our executive officers and directors as a group.  Except as otherwise indicated, the address of each stockholder listed below is: c/o rVue Holdings, Inc., 100 NE 3rd Avenue, Suite 200, Ft. Lauderdale, FL 33301.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Executive Officers:
Jason Kates (2), (10)	13,327,094	35.3%
David Loppert (3), (10)	1,614,074	4.3%
Jay Wilson (4)	185,558	*
Robert Chimbel (5)	100,000	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
Michael Mullarkey (6)	179,301	*
Patrick O'Donnell (7)	666,666	1.8%
All directors and executive officers as a group (6 persons)	16,072,693	41.7%
5% Shareholders:
Acorn Composite Corp. (8)	9,166,666	21.9%
9746 South Roberts Road
Palos Hills, IL 60465
Rig Fund III Ltd. (9)	4,041,666	10.7%
c/o Nemo Asset Management
PO Box 60374
Abu Dhabi
United Arab Emirates
Argo Digital Solutions, Inc. (10)	3,105,419	8.3%

*	Less than 1%.
(1)
Applicable percentages are based on 37,273,725 shares outstanding as of February 21, 2011.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.  Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, rVue believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(2)
Includes 500,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.  Also includes: (i) 3,105,419 shares owned by Argo by virtue of the fact that Mr. Kates is the sole director and officer of Argo and has sole voting power over such shares, (ii) 4,747,535 shares assigned by Argo to creditors in settlement of debts and for which the creditor has given Mr. Kates a proxy to vote those shares for so long as the shares are subject to a lock-up agreement between the Company and Argo and the creditor as assignee, and (iii) 1,889,594 by virtue of an irrevocable proxy granted by a shareholder to Mr. Kates to vote those shares through May 11, 2011, unless sooner terminated in writing.

(3)	Includes 250,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report. Mr. Loppert has granted Mr. Kates a proxy to vote 1,364,074 of his shares.
(4)	Includes 56,250 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report. Mr. Wilson has granted Mr. Kates a proxy to vote 129,308 of his shares.
(5)	Includes 100,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(6)	Mr. Mullarkey has granted Mr. Kates a proxy to vote these shares.
(7)	Includes 333,333 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report.
(8)
Includes 4,583,333 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report.  Robert W. Roche, the sole owner of Acorn Composite Corp., may be deemed to have voting and dispositive power over the securities owned by this stockholder.

(9)
Includes 333,333 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report. Christian Naville, a director of the stockholder, may be deemed to have voting and dispositive power over the securities owned by this stockholder.

(10)
Jason M. Kates, the sole director and officer of Argo, may be deemed to have voting and dispositive power over the securities owned by this stockholder. Mr. Kates, Richard Sullivan, a former director and a significant (30.2%) shareholder of Argo, and Mr. Loppert are each considered promoters of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year 2009, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee’s charter requires review and discussion of any transactions or courses of dealing with parties related to us that are significant in size or involve terms or other aspects that differ from those that would be negotiated with independent parties. Our nominating and governance committee’s charter requires review of any proposed related party transactions, conflicts of interest and any other transactions for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our Board of Directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the below transactions discussed in this Item 13, “Certain Relationships and Related Transactions, and Director Independence,” has been reviewed and approved by our Board of Directors.

Transactions with Argo Digital Solutions, Inc.

Jason Kates, our Chairman and Chief Executive Officer, is the sole director and chief executive officer of Argo, and was the sole director of Argo when we acquired the business of rVue, Inc. and all of Argo’s other assets from Argo on May 13, 2010.  See “The Transaction” below.

Transition Services Agreement

Pursuant to a September 2009 Transition Services Agreement (the “Agreement”), as amended, Argo provided certain general and administrative services, including labor, technology and other services to rVue, Inc. on an as needed basis in exchange for cash consideration. During 2009, the Company incurred and paid $88,960 to Argo under this arrangement of which certain portions were capitalized to software development costs. The Agreement was terminated on May 13, 2010, as part of the Transaction. Any and all advances and payments made by rVue, Inc. on behalf of Argo and owing by Argo to rVue, Inc. were to be repaid or reimbursed by Argo on or prior to May 13, 2011, and such amount accrued interest at a rate of ten (10%) percent per annum.  At December 31, 2010, Argo owed us $172,012.  On January 17, 2011, Argo repaid the full balance, including all accrued and unpaid interest.

The Transaction

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., from Argo as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”).  Prior to May 13, 2010, the Company was a shell company in the development stage, had no revenue, and its efforts were devoted to entering the automobile export business.  During late March 2010, we were approached by representatives of Argo and rVue to consider a transaction, and on May 13, 2010 we agreed to acquire the assets of rVue, as described below.  Thereafter, we determined to continue the business of rVue as our sole business and terminated our efforts to enter the automobile export business by selling such business to our controlling stockholder.  Current management was not involved in the evaluation and decision by the prior controlling shareholders, officers and directors to participate in the Asset Purchase and to change the Company’s line of business and capitalization, but current management believes that the acquisition and change in the line of business was desirable as a means to pursue a business with what it believes are greater prospects. Pursuant to the terms and conditions of the Asset Purchase Agreement, at the closing of the Transaction, we acquired all of Argo’s assets, including all of the issued and outstanding shares of rVue, Inc. and the business of rVue from Argo for the consideration of 12,500,000 shares of the Company's Common Stock.  These shares are subject to a lock-up agreement with the Company and may not be sold or otherwise transferred while they continue to be subject to the lock-up.  As of May 13, 2010, Argo owned approximately 67% of our issued and outstanding shares of Common Stock. Mr. Kates, as the sole director and chief executive officer of Argo, has the sole power to vote all of the shares issued to Argo.  As of February 21, 2011, Mr. Kates controls or has the power to vote 10,937,500 of the original 12.5 million shares Argo received.

Director Independence

See Part III, Item 10, under the heading “Corporate Governance” for information on director independence.

Item 14. Principal Accounting Fees and Services

Our Audit Committee reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm RubinBrown LLP (“RubinBrown”) as well as the fees charged for such services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

In its review of non-audit service and its appointment of RubinBrown as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  Salberg & Co., P.A. (“Salberg”) were engaged to perform the audit of rVue, Inc. at December 31, 2009, and to review the Current Report on Form 8-K filed in connection with the Transaction, the fees for which totaled $36,681.  At that time, rVue, Inc. was a wholly owned subsidiary of Argo, a privately held company.

The following table shows the fees for services provided by RubinBrown and Salberg for the years ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009:

	2010	2009
Audit Fees (1)	$30,181	$65,000
Audit Related Fees (2)	5,750	-
Tax Fees (tax-related services)	4,000	-
All other fees	-	-
Total Fees	$39,931	$65,000

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees — these fees relate primarily to audit related consulting.

All services provided by and all fees paid to RubinBrown in fiscal 2010 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements	Page
Report of RubinBrown LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-4
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7-20

(2)           Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)           Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	04/21/10	3.1
3.2	Amended and Restated Bylaws.	8-K	05/19/10	3.2
10.1	Form of Subscription Agreement.	8-K	05/19/10	10.1
10.2	Form of Registration Rights Agreement.	8-K	05/19/10	10.2
10.3	Form of Lockup Agreement.	8-K	05/19/10	10.3
10.4	Placement Agent Agreement, dated May 1, 2010, between Rvue, Inc. and RAMPartners SA.	8-K	05/19/10	10.4
10.5**	Placement Agent Agreement, dated June 2, 2010, between rVue Holdings, Inc. and Viewpoint Securities, LLC.
10.6	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.7	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.8	Stock Purchase Agreement dated as of May 13, 2010, by and between Rvue Holdings, Inc., and the Buyers listed therein.	8-K	05/19/10	10.7
10.9	Employment Agreement between the Company and Jason M. Kates. *	8-K	05/19/10	10.8
10.10**	Amendment to Jason Kates Employment Agreement. *

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
10.11	Employment Agreement between the Company and David A. Loppert. *	8-K	05/19/10	10.9
10.12**	Amendment to David Loppert Employment Agreement. *
10.13	Rvue Holdings, Inc. 2010 Equity Incentive Plan. *	8-K	05/19/10	10.10
10.14	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.15	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.16	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.17	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.18	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.19	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.20	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.21	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.22	Agreement between RMS Networks, Inc. and Mattress Firm, Inc. dated November 15, 2005.	8-K	12/03/10	10.19
10.23	Services Agreement between Accenture LLP and RMS Networks, Inc. effective as of April 26, 2006, as amended.	8-K	12/03/10	10.20
10.24	rVue Services and License Agreement by and between Argo Digital Solutions, Inc and Levoip Corporation dated as of May 5, 2009.	8-K	12/03/10	10.21
14.1**	Code of Conduct.
14.2**	Code of Ethics for Senior Financial Officers.
16.1	Letter from Salberg & Company, P.A., dated June 10, 2010.	8-K	12/11/10	16.1
16.2	Letter from De Joya Griffith & Company, LLC, dated June 10, 2010.	8-K	12/11/10	16.2
21.1	List of Subsidiaries.	8-K	05/19/10	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract orcompensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2011.

RVUE HOLDINGS, INC.

By:	/s/ Jason Kates
Jason Kates
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason M. Kates and David A. Loppert, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kates	Chief Executive Officer and Chairman	March 1, 2011
Jason Kates	of the Board
(Principal Executive Officer)

/s/ David Loppert	Chief Financial Officer	March 1, 2011
David Loppert	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert Chimbel	Director	March 1, 2011
Robert Chimbel

/s/ Michael Mullarkey	Director	March 1, 2011
Michael Mullarkey

/s/ Patrick O’Donnell	Director	March 1, 2011
Patrick O’Donnell

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	04/21/10	3.1
3.2	Amended and Restated Bylaws.	8-K	05/19/10	3.2
10.1	Form of Subscription Agreement.	8-K	05/19/10	10.1
10.2	Form of Registration Rights Agreement.	8-K	05/19/10	10.2
10.3	Form of Lockup Agreement.	8-K	05/19/10	10.3
10.4	Placement Agent Agreement, dated May 1, 2010, between Rvue, Inc. and RAMPartners SA.	8-K	05/19/10	10.4
10.5**	Placement Agent Agreement, dated June 2, 2010, between rVue Holdings, Inc. and Viewpoint Securities, LLC.
10.6	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.7	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.8	Stock Purchase Agreement dated as of May 13, 2010, by and between Rvue Holdings, Inc., and the Buyers listed therein.	8-K	05/19/10	10.7
10.9	Employment Agreement between the Company and Jason M. Kates. *	8-K	05/19/10	10.8
10.10**	Amendment to Jason Kates Employment Agreement. *
10.11	Employment Agreement between the Company and David A. Loppert. *	8-K	05/19/10	10.9
10.12**	Amendment to David Loppert Employment Agreement. *
10.13	Rvue Holdings, Inc. 2010 Equity Incentive Plan. *	8-K	05/19/10	10.10
10.14	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.15	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.16	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.17	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.18	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.19	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.20	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.21	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.22	Agreement between RMS Networks, Inc. and Mattress Firm, Inc. dated November 15, 2005.	8-K	12/03/10	10.19
10.23	Services Agreement between Accenture LLP and RMS Networks, Inc. effective as of April 26, 2006, as amended.	8-K	12/03/10	10.20
10.24	rVue Services and License Agreement by and between Argo Digital Solutions, Inc and Levoip Corporation dated as of May 5, 2009.	8-K	12/03/10	10.21
14.1**	Code of Conduct.
14.2**	Code of Ethics for Senior Financial Officers.
16.1	Letter from Salberg & Company, P.A., dated June 10, 2010.	8-K	12/11/10	16.1
16.2	Letter from De Joya Griffith & Company, LLC, dated June 10, 2010.	8-K	12/11/10	16.2

21.1	List of Subsidiaries.	8-K	05/19/10	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

rVue Holdings, Inc. Index to Consolidated Financial Statements
Page
Report of RubinBrown LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-4
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the period from inception (September 15, 2009) through December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7-20

Report Of Independent
Registered Public Accounting Firm

To the Board of Directors and Stockholders
rVue Holdings, Inc.

We have audited the accompanying consolidated balance sheets of rVue Holdings, Inc. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010 and for the period beginning September 15, 2009 (inception) and ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period beginning September 15, 2009 (inception) and ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

St. Louis, Missouri
March 1, 2011

rVUE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$2,334,121	$117
Accounts receivable, net of allowance for doubtful accounts of $37,651 in 2010	24,867	-
Prepaid expenses	38,461	761
Due from Argo Digital Solutions, Inc.	172,012	-
Total current assets	2,569,461	878
Property and equipment, net	25,972	14,194
Software development costs	380,054	289,722
Deposits	13,510	-
	$2,988,997	$304,794

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$70,493	$12,530
Accrued expenses	227,600	5,000
Capital lease obligations	-	5,784
Deferred revenue	31,975	89,281
Total current liabilities	330,068	112,595

Commitments and contingencies (Notes 8 and 13)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 and 10,000,000 shares authorized at December 31, 2010 and 2009, respectively; 37,273,725 and 10,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	37,274	10,000
Additional paid-in capital	4,782,267	242,464
Accumulated deficit	(2,160,612)	(60,265)
Total stockholders' equity	2,658,929	192,199
	$2,988,997	$304,794

See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Inception
		(September 15,
	Year Ended	2009) through
	December 31,	December 31,
	2010	2009
Revenue
rVue fees	$3,275	$-
License	114,077	2,533
Network	507,130	4,546
	624,482	7,079
Costs and expenses
Cost of revenue	153,518	14,491
Selling, general and administrative expenses	2,389,017	48,575
Depreciation and amortization	127,097	4,029
Interest income	(10,617)	-
Interest expense	65,814	249
	2,724,829	67,344
Loss before provision for income taxes	(2,100,347)	(60,265)
Provision for income taxes	-	-
Net loss	$(2,100,347)	$(60,265)
Net loss per common share - basic and diluted	$(0.10)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	20,732,647	10,000,000

See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE PERIOD FROM INCEPTION (SEPTEMBER 15, 2009) THROUGH DECEMBER 31, 2009

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Inception
Issuance of common stock	-	$-	10,000,000	$10,000	$233,714	$-	$243,714
Contributed facilities usage by Argo	-	-	-	-	8,750	-	8,750
Net loss	-	-	-	-	-	(60,265)	(60,265)
Balance, December 31, 2009	-	-	10,000,000	10,000	242,464	(60,265)	192,199
Merger consideration and net liabilities assumed - rVue Holdings, Inc.	-	-	8,750,000	8,750	(80,949)	-	(72,199)
Common stock sold in Private Placement on May 13, 2010	-	-	4,000,000	4,000	796,000	-	800,000
Bridge loans converted to common stock on May 13, 2010	-	-	1,025,000	1,025	203,975	-	205,000
Bridge loan bonus shares and interest, May 13, 2010	-	-	323,730	324	64,422	-	64,746
Common stock issued for investor relations services	-	-	800,000	800	159,200	-	160,000
Common stock sold on August 27, 2010	-	-	250,000	250	49,750	-	50,000
Common stock sold on September 17, 2010	-	-	3,000,000	3,000	597,000	-	600,000
Common stock and warrants sold on December 21, 2010	-	-	8,624,995	8,625	2,578,875	-	2,587,500
Common stock issued for placement agent fees	-	-	500,000	500	99,500	-	100,000
Stock issuance expenses	-	-			(160,057)	-	(160,057)
Stock-based compensation expense	-	-	-	-	232,087	-	232,087
Net loss	-	-	-	-	-	(2,100,347)	(2,100,347)
Balance, December 31, 2010	-	$-	37,273,725	$37,274	$4,782,267	$(2,160,612)	$2,658,929

See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Inception
		(September 15,
	Year Ended	2009) through
	December 31,	December 31,
	2010	2009

Cash and cash equivalents, beginning of year	$117	$-

Operating activities
Net loss	(2,100,347)	(60,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127,097	4,029
Contributed facilities usage	-	8,750
Stock-based compensation expense	232,087	-
Bridge loan interest settled with shares of common stock	64,746	-
Investor relations expenses settled with shares of common stock	160,000	-
Placement agent fees settled with shares of common stock	100,000	-
Provision for bad debts	37,651	-
Changes in operating assets and liabilities:
Accounts receivable	(62,518)	-
Prepaid expenses	(37,700)	-
Deposits	(13,510)	-
Accounts payable	57,963	12,530
Accrued expenses	222,600	5,000
Deferred revenue	(57,306)	89,281
Cash provided by (used in) operating activities	(1,269,237)	59,325

Investing activities
Payments for property, equipment and software development	(226,956)	(57,173)
Advances to Argo Digital Solutions, Inc.	(172,012)	-
Cash used in investing activities	(398,968)	(57,173)

Financing activities
Proceeds from common stock and warrants issued for cash, net of offering costs	4,007,993	-
Repayment of capital lease obligations	(5,784)	(2,035)
Cash provided by (used in) financing activities	4,002,209	(2,035)

Increase in cash and cash equivalents	2,334,004	117
Cash and cash equivalents, end of year	$2,334,121	$117

Supplemental disclosures of cash flow information
Interest paid	$1,068	$249
Income taxes paid	$-	$-

Supplements disclosure of non-cash investing and financing activities
Bridge loans converted to shares of common stock	$205,000	$-
Prepaid capital lease payment transferred from Argo	$-	$761
Capital assets transferred from Argo	$-	$250,772
Capital lease transferred from Argo	$-	$7,819

See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“rVue” or the “Company”), was incorporated in the State of Nevada on November 12, 2008.  rVue is an advertising technology company.  The Company operates an online, Internet Protocol (“IP”) based, demand-side advertising platform (“DSP”) for planning, buying and managing Digital Out-of-Home (“DOOH”) and digital placed based media or advertising.  The Company’s DSP connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  Prior to May 13, 2010, the Company was a shell company in the development stage, had no revenue, and its efforts were devoted to entering the automobile export business.

On March 29, 2010, the Company filed an Amended and Restated Articles of Incorporation to: (1) change its name from “Rivulet International, Inc.” to “Rvue Holdings, Inc.”; (2) designate a resident agent and registered office; (3) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share; (4) set the number of directors of the Company at no less than 1; (5) state the legal purpose of the Company; (6) provide for the limitation of liability of directors of the Company to the fullest extent permitted by the Nevada Revised Statutes; and (7) provide for the indemnification of officers and directors of the Company to the fullest extent permissible under the laws of the State of Nevada.

On May 13, 2010, the Company acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010.  The Company disposed of its pre-transaction assets and liabilities and succeeded to the business of rVue as its sole line of business.  rVue, Inc., which began operations on September 15, 2009, became the accounting acquirer of the Company for financial statement purposes.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany accounts and transactions have been eliminated.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  Significant estimates include bad debt reserves, assumptions used in the Black-Scholes-Merton (“BSM”) options and warrant pricing models, valuation and depreciation and amortization periods of property, equipment and software development costs, among others.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at net realizable value.  The Company does business and extends credit based on an evaluation of the customers’ financial condition generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  Delinquent receivables are charged against the allowance for doubtful accounts once uncollectibility has been determined.  Receivables are considered to be past due and placed on delinquent status based on contractual terms, as well as based on how frequently payments are received, on an individual account basis.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements, if any, are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.  Maintenance and repair costs are expensed as incurred.

Software Development Costs

The Company capitalizes costs incurred for the production of computer software that generates the functionality its rVue IP based DSP. Capitalized software development costs typically include direct labor and related overhead for software produced by the Company, as well as the cost of software purchased from third parties.  Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred.  Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public.  The Company also capitalizes eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage

Revenue Recognition

The Company’s revenues are derived from the maintenance of certain private networks, the production and distribution of network programming, transaction fees from advertising campaigns placed through rVue, and the licensing of proprietary software.  Revenue is recognized as follows:

•
Revenue from the maintenance of private networks, and the production and distribution of network programming content, either under contract or on a piece by piece or monthly basis, is recognized ratably over the term of the related service period if the fees are fixed and determinable, delivery has occurred and collection is probable.

•
Transaction fee revenue is recognized once the advertisements have aired and the advertising campaign is completed and delivered in accordance with the advertising campaigns contractual terms, the campaign amount and transaction fee is fixed and determinable and collection is probable.

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

The Company records deferred revenue when it receives payment in advance of the delivery of products or the performance of services.

Stock Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company.  Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Stockholders’ Equity and Stock-Based Compensation”.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in the financial statements. See Note 10, “Income Taxes” for additional information.

Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximated fair value due to the short-term nature of these instruments.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period.  Since the Company incurred losses attributable to common stockholders during the year ended December 31, 2010, and for the period from inception (September 15, 2009) to December 31, 2009, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period ended December 31, 2010. (There were no potentially dilutive securities issued or granted in 2009).  Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

The following table sets forth the computation of basic and diluted loss per common share.

		From Inception
		(September 15, 2009)
	Year Ended	Through
	December 31,	December 31,
	2010	2009
Numerator:
Net loss	$(2,100,347)	$(60,265)
Denominator:
Weighted-average shares outstanding	20,732,647	10,000,000
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	20,732,647	10,000,000
Basic and diluted loss per share	$(0.10)	$(0.01)

(1)
The following stock options and warrants outstanding as of December 31, 2010 and 2009 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

	2010	2009
Stock Options	3,502,500	-
Warrants	8,624,995	-
	12,127,495	-

Note 2 – Asset Purchase Transaction and Reverse Recapitalization

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

Private Placement

On May 13, 2010, the Company accepted subscriptions for a total of 32 units in a private placement, consisting of an aggregate 4,000,000 shares of the Company’s common stock, for a per unit purchase price of $25,000 (the “Private Placement”). The Company received gross proceeds of $800,000. In addition, on May 13, 2010, holders of $205,000 of bridge notes converted their loans to 1,348,730 shares of the Company’s common stock.  On August 27, 2010, the Company accepted subscriptions for a total of 2 units in the Private Placement, consisting of an aggregate 250,000 shares of the Company’s common stock, for a per unit purchase price of $25,000. The Company received gross proceeds of $50,000. On September 10, 2010, the Company accepted subscriptions for a total of 24 units in the Private Placement, consisting of an aggregate 3,000,000 shares of the Company’s common stock, for a per unit purchase price of $25,000. The Company received gross proceeds of $600,000. The Company terminated the Private Placement on September 17, 2010.

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

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company engaged one party to serve as placement agent in connection with the Private Placement. The placement agent received a cash fee of 8 percent of the gross proceeds of the units sold by them in the Private Placement.  See Note 8, “Commitments and Contingencies” for additional information.

Convertible Bridge Loan

In March 2010 and April 2010, in contemplation of the Transaction, rVue, Inc. entered into a series of note purchase agreements to receive loans up to $205,000 (the “Bridge Loans”). The Bridge Loans were evidenced by promissory notes that bore interest at the rate of 10% per annum, (“Bridge Notes”), and were secured by substantially all of rVue, Inc.’s assets. The Bridge Notes were issued to bridge rVue, Inc.’s funding requirements through the conclusion of the Transaction. All of the Bridge Notes were convertible, at the holder’s option, at the conclusion of the Transaction or completion of a similar financing transaction. The Bridge Notes were due and payable on the earlier of the completion of the Transaction or September 2, 2010. Principal and accrued but unpaid interest was convertible to securities of the same type issued in the Private Placement on the same terms and conditions of other investors. In addition, upon closing of the Private Placement related to the reverse merger, the Company was required to issue to each lender, without further consideration, shares of the common stock of the Company equal to 30% of the note principal plus accrued but unpaid interest (the “Bonus Shares”), whether or not the lender converted its principal and interest. For accounting purposes these Bonus Shares are considered additional interest expense.

All of the Bridge Notes were converted and the Bonus Shares were issued into an aggregate 1,348,730 shares of the Company’s common stock as part of the merger on May 13, 2010.

Split-Off Transaction

Immediately following the closing of the Transaction and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Transaction assets and liabilities to its wholly-owned subsidiary, Rivulet International Holdings, Inc. (“SplitCo”), a Delaware corporation that was incorporated on May 4, 2010. Thereafter, pursuant to a Stock Purchase Agreement, the Company transferred all of the outstanding capital stock of SplitCo to one of the Company’s stockholders in exchange for the cancellation of 36,764,706 shares of common stock.

Common Stock issued for Services

On May 13, 2010, the Company issued 800,000 shares of its common stock for Investor Relations services to be rendered in the future. The Company valued the shares at the contemporaneous Private Placement price of $.20 per share for a total of $160,000 which was recognized ratably from July 1, 2010 through December 31, 2010, the period during which the services were provided.

Approval of Equity Incentive Plan

On October 1, 2009, rVue, Inc. adopted the rVue, Inc. 2009 Stock Incentive Plan (“2009 Plan”) pursuant to which rVue, Inc’s. Board of Directors could grant awards totaling up to 2,000,000 common shares to officers, employees and non-employees. As of May 13, 2010, no awards of any type were granted under the 2009 Plan and it was terminated on May 13, 2010 in connection with the Transaction.

On May 12, 2010, shareholders representing a majority of the voting shares of the Company approved the 2010 rVue Holdings Equity Incentive Plan (the “Plan”) and reserved 3,750,000 shares of common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. See Note 9, “Stockholders’ Equity and Stock Based Compensation” for additional information.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 3 - Financial Instruments

Cash and Cash Equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of December 31, 2010 and 2009:

	2010	2009
Cash	$17,210	$117
Cash equivalents - money market funds	2,316,911	-
Total cash and cash equivalents	$2,334,121	$117

Accounts Receivable

The Company sells its services directly to its customers.  The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk.  Accounts receivable from two of the Company’s customers accounted for 56.4% and 35.0% of accounts receivable as of December 31, 2010.  The Company had no accounts receivable at December 31, 2009.  As of December 31, 2010, the Company had recorded an allowance for doubtful accounts of $37,651 to provide for two receivables which it considers uncollectible.  Bad Debt expense was $37,651 for the year ended December 31, 2010.   See Note 12 “Concentrations” for additional information.

Note 4 – Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. The Company has no Level 2 or Level 3 assets or liabilities.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Consolidated Balance Sheet as of December 31, 2010.  The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Cash equivalents - money market funds	$2,316,911	$-	$-	$2,316,911

(a)   The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 5 – Property and Equipment
	Estimated Useful Lives (Years)	2010	2009
Computers and software	2-5	$22,959	$11,731
Furniture and equipment	3	21,575	6,492
		44,534	18,223
Less accumulated depreciation and amortization		(18,562)	(4,029)
Property and equipment, net		$25,972	$14,194

Depreciation expense for the years ended December 31, 2010 and 2009, was $14,533 and $4,029, respectively.

Note 6 – Software Development Costs
	Estimated Useful Lives (Years)	2010	2009

Software development costs	3	$492,618	$289,722
Less accumulated amortization		(112,564)	-
Software development costs, net		$380,054	$289,722

Amortization expense for the year ended December 31, 2010 was $112,564.  For the year ended December 31, 2009, no amortization expense was recognized for the software development costs, as the asset was not in use for its intended commercial purpose of an IP based DSP.  The software was placed in service in February, 2010, and is being amortized on a straight line basis over a period of three years.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 7 – Accrued Expenses

	2010	2009
Investor relations fees	$108,752	$-
Professional fees	45,500	-
Personnel costs	38,252	-
Deferred rent	16,016	-
Consulting fees	10,000	-
Other	9,080	5,000
	$227,600	$5,000

Note 8 - Commitments and Contingencies

Lease Commitments

From January through July, 2010, the Company subleased its office space from Argo under a month to month arrangement.  Effective July 1, 2011, the Company entered into a noncancelable operating lease expiring in June 2013 for its office facilities.  The lease provides for one 3-year option to renew.  Future minimum lease payments under this lease as of December 31, 2010 are as follows:

Year ending December 31,
2011	$67,406
2012	92,105
2013	46,727
Total minimum payments	$206,238

Rent expense for the year ended December 31, 2010 was $89,948.

Registration Rights

The Company entered into a Registration Rights Agreement with the subscribers in the Private Placement (see Note 2 “Asset Purchase Transaction and Reverse Recapitalization”), under which the Company is obligated to file a registration statement covering the common shares issued in the Private Placement on or prior to the Filing Date and to cause such registration statement to be declared effective under the Securities Act on or prior to the Effectiveness Date (collectively, the “Required Deadlines”).  The Filing Date is defined as 90 days from the Final Closing Date and the Effectiveness Date is defined as 180 days after such closing date.  Additionally, if the Company fails to comply with the Required Deadlines then the Company would be obligated to pay to each of the subscribers a cash fee equal to 1% of the Subscriber’s investment for each 30-day period the Company does not comply (“Liquidated Damages”). The liquidated damages are limited under the registration rights agreement to a maximum amount of 10 percent, or a maximum of $165,500.  The Final Closing Date was September 10, 2010 and as of December 31, 2010, the Company had not filed the required registration statement.  Subsequent to December 31, 2010, the Company received waivers from the subscribers in the Private Placement to (i) add an additional 120 days to each of the Filing Date and the Effectiveness Date, and acknowledge that such action will not be deemed to trigger any defaults, breaches or liquidated damages under the Offering Documents, and (ii) to waive any and all Liquidated Damages through and including the date the subscriber executed the waiver.

Contracts with Customers

The Company, in the normal course of business, enters into contracts with customers, which outline the terms of the relationship.  The terms include, among other things, the method of computing the Company’s revenue, the quantity, type and specifications of services, software and products to be provided and penalties to be incurred by the Company in the case of not performing.  The period of the contracts is defined either by project or time.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Employment Agreements

From time to time, the Company enters into employment agreements with certain of its employees.  These agreements typically include bonuses, some of which are performance-based in nature.  In May 2010, the Company entered into an employment agreement with an employee whereby the Company was obligated to pay a bonus of up to $240,000 based on the “net profits” of the business with three of the Company’s customers.  As of December 31, 2010, the Company had paid $227,000, and the balance, $4,885, was paid in January 2011.  No additional amounts are due.

Retirement Plan

The Company has a 401(k) plan that covers all eligible employees.  The Company is not required to contribute to the plan.  There were no employer contributions made during the year ended December 31, 2010 or the period from inception (September 15, 2009) through December 31, 2009.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

The Company has ten million shares of authorized preferred stock, $0.001 par value, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Common Stock

The Company has one hundred forty million shares of authorized common stock, $0.001 par value, of which 37,273,725 and 10,000,000 shares were issued and outstanding as of December 31, 2010 and 2009, respectively.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Post Transaction and Reverse Capitalization Issuances

On August 16, 2010, the Company entered into a one-year Investor Relations Consulting Agreement and agreed to issue 2 million shares of its common stock for the investor relations services to be rendered. On October 15, 2010, the Company and the consultant agreed to reduce the number of shares to be issued to 1,450,000.  The Company has valued the services and the shares to be issued at the contemporaneous Private Placement price of $.20 per share for a total of $290,000 to be recognized over the service period of twelve months.  As of December 31, 2010, $108,752 had been expensed.  The shares had not been issued.

On December 21, 2010, the Company accepted subscriptions for a total of 103.5 units in a confidential private offering for accredited investors and non-US persons only, restated and dated as of November 23, 2010.  Each unit, priced at $25,000, consists of (i) 83,333 shares of the Company’s common stock, and (ii) warrants to purchase 83,333 shares of common stock at $1.00 per share. The Company received gross proceeds of $2,587,500 and issued 8,624,995 shares of common stock and warrants to purchase 8,624,995 shares of common stock at an exercise price of $1.00. See “Common Stock Warrants” below in this Note 9 for additional information.  The Company terminated the offering on December 21, 2010.

The Company engaged two parties to serve as placement agent in connection with the offering. One placement agent received a cash fee of 10 percent of the gross proceeds of the units sold by them in the offering.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Common Stock Warrants

In connection with the December 21, 2010 offering, the Company issued fully vested and immediately exercisable Series A warrants to purchase 8,624,995 shares of common stock at an exercise price of $1.00 per share, exercisable for a period of twelve years.  The fair value of the warrants was estimated at $1,064,497 using the BSM option-pricing model based on the following assumptions:  dividend yield of 0%, risk-free interest rate of 3.21%; expected life of twelve years; and volatility of 73.01%.

Stock Incentive Plans

rVue 2009 Stock Incentive Plan

On October 1, 2009, rVue, Inc. adopted the rVue, Inc. 2009 Stock Incentive Plan (“2009 Plan”) pursuant to which rVue, Inc’s. Board of Directors could grant awards totaling up to 2,000,000 common shares to officers, employees and non-employees. As of May 13, 2010, no awards of any type were granted under the 2009 Plan and it was terminated on May 13, 2010 in connection with the Transaction.

2010 rVue Holdings Equity Incentive Plan

On May 12, 2010, shareholders representing a majority of the voting shares of the Company approved the 2010 rVue Holdings Equity Incentive Plan (the “Plan”) and reserved 3,750,000 shares of common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

On May 13, 2010, the board of directors of the Company approved an aggregate of 2,512,500 option grants to officers, directors, employees and consultants of the Company at exercise prices of $0.20 and $0.22. 475,000 options were subsequently forfeited. The total fair value of stock options granted, estimated using the BSM option-pricing model, was $329,340, and is being recognized as compensation expense over the respective vesting periods of between six and 24 months.

On September 17, 2010, the board of directors of the Company approved an aggregate of 865,000 option grants to officers, directors, employees and consultants of the Company at exercise prices of $0.20 and $0.22. The total fair value of stock options granted, estimated using the BSM option-pricing model, was $106,916, and is being recognized as compensation expense over the respective vesting periods of six and 12 months.

On December 21, 2010, the board of directors of the Company approved an aggregate of 600,000 option grants to directors and advisors of the Company at an exercise price of $0.30. The total fair value of stock options granted, estimated using the BSM option-pricing model, was $112,357, and is being recognized as compensation expense over the respective vesting period of six months.

The following table summarizes the assumptions the Company utilized to determine the estimated compensation expense for the stock options granted in 2010
Assumptions
Expected life (years)	5.5 - 6.0
Expected volatility range	48.43% – 138.37%
Weighted average volatility	81.42%
Risk-free interest rate	1.52% - 2.76%
Dividend yield	0%

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

The weighted average fair value of options granted in 2010 was $.15 per share.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009:

	2010	2009
Cost of revenue	$2,002	$-
Selling, general and administrative expenses	230,085	-
	$232,087	$-

The Company expects to record stock-based compensation expense of $289,867 and $9,706 in the years ending December 31, 2011 and 2012, respectively.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended December 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—	—
Granted	3,977,500	$0.22
Exercised	—	—
Forfeited	(475,000)	$0.22
Expired	—	—
Outstanding on December 31, 2010	3,502,500	$0.22	9.56	$3,416,500
Exercisable at December 31, 2010	950,521	$0.21	9.37	$940,521
Expected to vest after December 31, 2010	2,551,979	$0.21	9.63	$2,475,979

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise		Contractual	Price Per		Price Per
Prices	Shares	Life (years)	Share	Shares	Share
$0.20	1,602,500	9.37	$0.20	450,521	$0.20
$0.22	1,300,000	9.72	$0.22	500,000	$0.22
$0.30	600,000	9.98	$0.30	—	—
	3,502,500	9.69	$0.22	950,521	$0.21

Note 10 - Income Taxes

The provision for income taxes for the years ended December 31, 2010 and 2009 consisted of the following:
	2010	2009
Current tax expense
Federal	$—	$—
State	—	—
Total current taxes	—	—
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—
Provision for income taxes	$—	$—

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards.  The Company has established a valuation allowance to reflect the likelihood of realization of deferred tax assets.  There is no income tax benefit for the losses for the years ended December 31, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

As of December 31, 2010 and 2009, the significant components of the Company’s deferred tax assets and liabilities were as follows:
	2010	2009
Net operating loss	$587,722	$7,303
Stock option expense	86,581
Stock compensation	163,125	-
Bad debt reserve	14,168	-
Deferred revenue	12,032	33,596
Capitalized software	(55,506)	(21,514)
Gross deferred tax asset	808,123	19,385
Less: Valuation allowance	(808,123)	(19,385)
Net deferred taxes	$-	$-

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes, with the amount computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2010 and 2009, is as follows:

	2010	2009
Federal tax benefit, at statutory rate of 34%	$(714,118)	$(20,490)
State income taxes	(76,242)	(1,870)
Contributed services	-	2,975
Meals and entertainment	1,622	-
Change in valuation allowance	788,738	19,385
Provision for income taxes	$-	$-

As of December 31, 2010, the Company has a federal net operating loss carryforwards of approximately $1,560,000 that will expire in 2030.  Current or future ownership changes may limit the future realization of these net operating losses.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the year ended December 31, 2010.  The Company did not recognize any interest or penalties during 2010 or 2009 related to unrecognized tax benefits.  Tax years from 2008 through 2009 remain subject to examination by major tax jurisdictions.

Note 11- Related Party Transactions

Pursuant to a September 2009 Transition Services Agreement (the “Agreement”), as amended, Argo provided certain general and administrative services, including labor, technology, facilities and other services to the Company on an as needed basis in exchange for cash consideration.  The Agreement was terminated on May 13, 2010 and, pursuant to the Asset Purchase Agreement, any and all advances and payments made by the Company to or on behalf of Argo and owing by Argo to the Company shall be repaid or reimbursed by Argo to the Company on or prior to May 13, 2011, and such amount shall accrue interest at a rate of ten (10%) percent per annum.

As of December 31, 2010, the Company had advanced a net of $172,012 to Argo to cover its expenses, including accrued interest of $9,753.  On January 17, 2011, Argo re-paid the balance then outstanding in full.

The Company paid a consultant fees of $30,000 during the year ended December 31, 2010, and reimbursed the consultant $4,007 for out-of pocket expenses incurred in connection with Company business.  The consultant was appointed to the Company’s board of directors on December 21, 2010.

Note 12 - Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company maintains deposit balances at a financial institution that, from time to time, may exceed federally insured limits.  As of December 31, 2010, the Company’s had deposits in excess of federally insured limits. The Company maintains this balance with a high quality financial institution, which the Company believes limits this risk.

Concentrations of Revenues

For the year ended December 31, 2010, four customers accounted for 39.5%, 23.1%, 18.3% and 10.6% of total revenues, respectively. For the year ended December 31, 2009, two customers accounted for 35.7% and 64.3% of total revenues, respectively.

Note 13 – Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2010, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Note 14 - Subsequent Events

On January 17, 2011, Argo repaid the full amount it owed to the Company, including all accrued and unpaid interest.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of filing.