Form 10-Q
period 2011-03-31
RVUE HOLDINGS, INC.
filed 2011-05-11
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not Applicable

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 9, 2011 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	37,273,725

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,862,988	$2,334,121
Accounts receivable, net of allowance for doubtful accounts of $37,651 in 2011 and 2010	24,711	24,867
Prepaid expenses	65,309	38,461
Due from Argo Digital Solutions, Inc.	-	172,012
Total current assets	1,953,008	2,569,461
Property and equipment, net	57,586	25,972
Software development costs	371,893	380,054
Deposits	13,510	13,510
	$2,395,997	$2,988,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$140,891	$70,493
Accrued expenses	327,392	227,600
Deferred revenue	31,975	31,975
Total current liabilities	500,258	330,068

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at March 31, 2011 and December 31, 2010; 37,273,725 issued and outstanding at March 31, 2011 and December 31, 2010	37,274	37,274
Additional paid-in capital	4,943,138	4,782,267
Accumulated deficit	(3,084,673)	(2,160,612)
Total stockholders' equity	1,895,739	2,658,929
	$2,395,997	$2,988,997

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
	For the Three Months Ended March 31,
	2011	2010
Revenue
rVue advertising revenue	$124,443	$-
Network	112,038	136,311
License	-	13,657
	236,481	149,968
Costs and expenses
Cost of revenue	104,269	37,777
Selling, general and administrative expenses	933,112	157,261
Depreciation and amortization	125,518	19,933
Interest income	(2,357)	-
Interest expense	-	602
	1,160,542	215,573
Loss before provision for income taxes	(924,061)	(65,605)
Provision for income taxes	-	-
Net loss	$(924,061)	$(65,605)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	37,273,725	10,000,000

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010 (audited)	-	$-	37,273,725	$37,274	$4,782,267	$(2,160,612)	$2,658,929
Stock-based compensation expense	-	-	-	-	160,871	-	160,871
Net loss	-	-	-	-	-	(924,061)	(924,061)
Balance, March 31, 2011	-	$-	37,273,725	$37,274	$4,943,138	$(3,084,673)	$1,895,739

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	For the Three Months Ended March 31,
	2011	2010

Cash and cash equivalents, beginning of period	$2,334,121	$117
Operating activities
Net loss	(924,061)	(65,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,518	19,933
Stock-based compensation expense	160,871	-
Changes in operating assets and liabilities:
Accounts receivable	156	(2,250)
Prepaid expenses	(26,848)	-
Accounts payable	70,398	5,521
Accrued expenses	99,792	424
Deferred revenue	-	(5,313)
Cash used in operating activities	(494,174)	(47,290)
Investing activities
Payments for property, equipment and software development	(148,971)	(34,419)
Reapyment of advances to Argo Digital Solutions, Inc.	172,012	-
Cash provided by (used in) investing activities	23,041	(34,419)
Financing activities
Proceeds from the issuance of notes payable	-	105,000
Repayment of capital lease obligations	-	(2,106)
Cash provided by financing activities	-	102,894
Increase (decrease) in cash and cash equivalents	(471,133)	21,185
Cash and cash equivalents, end of period	$1,862,988	$21,302

See the accompanying notes to condensed consolidated financial statements.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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

On March 29, 2010, the Company filed an Amended and Restated Articles of Incorporation to, among other things: (1) change its name from “Rivulet International, Inc.” to “Rvue Holdings, Inc.”; and (2) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary.  Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates include bad debt reserves, assumptions used in the Black-Scholes-Merton options and warrant pricing models, valuation and depreciation and amortization periods of property, equipment and software development costs, among others. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States if America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in its Annual Report on Form 10-K (the “2010 Form 10-K”).

The unaudited condensed consolidated statements of operations for the three-months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period.  Since the Company incurred losses attributable to common stockholders during the three-month period ended March 31, 2011, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three-month period ended March 31, 2011. (There were no potentially dilutive securities outstanding in the three-month period ended March 31, 2010).  Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

The following table sets forth the computation of basic and diluted loss per common share:

	March 31,
	2011	2010
Numerator:
Net loss	$(924,061)	$(65,605)

Denominator:
Weighted-average shares outstanding	37,273,725	10,000,000
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	37,273,725	10,000,000
Basic and diluted loss per share	$(0.02)	$(0.01)
______
(1)  The following stock options and warrants outstanding as of March 31, 2011 and 2010 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	March 31,
	2011	2010
Stock Options	3,497,500	-
Warrants	8,624,995	-
	12,122,495	-

Note 2 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Cash	$65,208	$17,210
Cash equivalents - money market funds	1,797,780	2,316,911
Total cash and cash equivalents	$1,862,988	$2,334,121

Accounts Receivable

The Company sells its services directly to its customers.  The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk.  Accounts receivable from two of the Company’s customers accounted for 56.5% and 39.1% of accounts receivable as of March 31, 2011. Accounts receivable from two of the Company’s customers accounted for 56.4% and 35.0% of accounts receivable as of December 31, 2010.

Note 3 – Fair Value Measurements

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010:

	Quoted Prices in Active
	Markets for Identical		Significant Other		Significant
	Instruments		Observable Inputs		Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total (a)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Assets:
Cash equivalents - money market funds	$1,797,780	$2,316,911	$-	$-	$-	$-	$1,797,780	$2,316,911
_______
(a)  The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2011 and December 31, 2010:

Property and Equipment	Estimated Useful Lives	March 31,	December 31,
	(Years)	2011	2010
Computers and software	2 - 5	$65,309	$22,959
Furniture and equipment	3	21,575	21,575
Gross property and equipment		86,884	44,534
Less accumulated depreciation and amortization		(29,298)	(18,562)
Net property and equipment		$57,586	$25,972

Software Development Costs	Estimated Useful Lives	March 31,	December 31,
	(Months)	2011	2010
Software development costs	8 - 36	$599,239	$492,618
Less accumulated amortization		(227,346)	(112,564)
Net software development costs		$371,893	$380,054

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Accrued Expenses	March 31,	December 31,
	2011	2010
Investor relations fees	$181,253	$108,752
Professional fees	13,680	45,500
Personnel costs	64,563	38,252
Deferred rent	24,024	16,016
Directors fees	30,000	-
Consulting fees	-	10,000
Other	13,872	9,080
	$327,392	$227,600

Note 5 - Income Taxes

There is no income tax benefit for the losses for the three-months ended March 31, 2011 and 2010, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of December 31, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company's unrecognized tax benefits during the period ended March 31, 2011.  The Company did not recognize any interest or penalties during 2009 or 2010 related to unrecognized tax benefits, or through the period ended March 31, 2011.

Note 6 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

The Company has ten million shares of authorized preferred stock, $0.001 par value, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Common Stock

The Company has one hundred forty million shares of authorized common stock, $0.001 par value, of which 37,273,725 shares were issued and outstanding as of March 31, 2011 and December 31, 2010.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Common Stock Warrants

The Company has issued Series A warrants to purchase 8,624,995 shares of common stock at an exercise price of $1.00 per share, exercisable for a period of twelve years.  The warrants are fully vested and are all available for exercise.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the three-months ended March 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2010	3,502,500	$0.22
Options granted	—	—
Options exercised	—	—
Options forfeited	(5,000)	$0.22
Balance at March 31, 2011	3,497,500	$0.22	9.32	$1,313,000
Exercisable at March 31, 2011	1,421,877	$0.21	9.23	$555,771
Expected to vest after March 31, 2011	2,075,623	$0.24	9.37	$757,249

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

Stock-Based Compensation

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used.  The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

The Company did not grant any stock options during the three-month periods ended March 31, 2011 and 2010.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$541	$-
Selling, general and administrative expenses	160,330	-
	$160,871	$-

Note 7 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

The Company leases its office space under a non-cancelable operating lease arrangement. The lease is for a period of three years and provides for one renewal option of three years. As of March 31, 2011, the Company’s total future minimum lease payments under this non-cancelable operating lease were $195,224. The Company does not currently utilize any other off-balance sheet financing arrangements.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Contingencies

The Company is subject to a legal proceeding that has not been adjudicated, which is discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings”. In the opinion of management, the Company does not have a potential liability related to this legal proceeding that would materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

Note 8 - Related Party Transactions and Certain Other Transactions

Pursuant to a September 2009 Transition Services Agreement (the “Agreement”), as amended, Argo provided certain general and administrative services, including labor, technology, facilities and other services to the Company on an as needed basis in exchange for cash consideration.   The Agreement terminated on May 13, 2010.  As of December 31, 2010, the Company had advanced a net of $172,012 to Argo to cover its expenses, including accrued interest of $9,753.  On January 17, 2011, Argo repaid the balance then outstanding in full.

The Company paid a consulting fee of $10,000 to one of its directors during the three-months ended March 31, 2011, and reimbursed the director $9,920 for out-of pocket expenses incurred in connection with Company business.

On March 14, 2011, the Company entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with an entity that is wholly owned by a stockholder who beneficially owns more than 5% of the Company’s common stock. As of March 31, 2011, the Company had not recorded any transactions under this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk factors discussed in Part II, Item 7, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2010 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://ir.stockpr.com/rvue/sec-filings when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue, Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, for 12,500,000 shares of our common stock, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”).

Prior to May 13, 2010, the Company was a shell company in the development stage, had no revenue, and its efforts were devoted to entering the automobile export business.  During late March 2010, we were approached by representatives of Argo and rVue to consider a transaction and on May 13, 2010 we agreed to acquire the assets of rVue, as described below.  Thereafter, we determined to continue the business of rVue as our sole business and terminated our efforts to enter the automobile export business by selling such business to our then controlling stockholder.

The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was accounted for as a reverse recapitalization of rVue, Inc. For accounting and financial reporting purposes, rVue, Inc. is the acquiror and the Company is the acquired company.  The Company succeeded to the business of rVue, Inc., and following the completion of the Transaction and a private placement (the “Private Placement”), transferred all of its pre-merger assets to certain of its pre-Transaction stockholders in exchange for the cancellation of 36,764,706 shares of our common stock.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the closing of the Transaction are those of rVue, Inc., and the consolidated financial statements after completion of the purchase and closing include the assets and liabilities of the Company and rVue, Inc., historical operations of rVue, Inc. and operations of the Company from the closing date of the Transaction.

rVue, Inc.’s historical operations began on September 15, 2009, when Argo contributed certain assets and liabilities to rVue in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising.  We provide an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  As of April 29, 2011, 148 networks comprising approximately 549,000 screens representing the top 50 DMA's were accessible through rVue, and rVue had relationships with over 230 advertisers and agencies.  Through our newly created managed services division, we execute complete campaigns on behalf of advertising clients or their agencies.

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

We provide Network services and receive fees, either under contract or on a monthly basis, from Accenture, Mattress Firm and AutoNation.  We provide monitoring and troubleshooting services on a 24/7 basis to Accenture for a private display network that they own under a contract for which we receive $11,975 per month.  Mattress Firm operates an in-store display network to promote their products.  We image computers to run the in-store network in each store location, we create, produce and edit custom content, such as in store sales promotions, to display on such network, and we remotely install the newly created content on the computers, presently on a on a month-to-month basis, for which we receive $20,000 per month plus imaging fees and out-of-pocket expenses.  Through May 2010, we provided AutoNation with oversight and management services and content production for their in-house network under a contract which was terminated.  We monitored the network to ensure it was running at all times and created custom content for display on its networks.  Since June 2010, we provide content creation services on an as needed basis for AutoNation.  We expect to continue to receive revenue from these services to Accenture, Mattress Firm and AutoNation during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn advertising revenue and transaction fees from rVue as discussed above.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to software development costs, revenue recognition, stock-based compensation and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our rVue IP based DSP. Capitalized software development costs typically include direct labor and related overhead for software produced by the Company, as well as the cost of software purchased from third parties.  Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred.  Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public.  We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

Revenue Recognition

Our revenues are derived from advertising campaigns placed through rVue, the maintenance of certain private networks, the production and distribution of network programming, and the licensing of proprietary software.  Revenue is recognized as follows:

•
Advertising revenue and transaction fee revenue is recognized in the period in which the advertising impressions occur, and when the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the fees are fixed or determinable, (iii) no significant Company obligations remain, and (iv) collection of the related receivable is reasonably assured.  The Company recognizes advertising revenue as a principal on a gross basis.

•
Revenue from the maintenance of private networks, and the production and distribution of network programming content, either under contract or on a piece by piece or monthly basis, is recognized ratably over the term of the related service period if the fees are fixed and determinable, delivery has occurred and collection is probable.

•
Software license revenue is recognized when (i) there is pervasive evidence of an arrangement, (ii) the fees are fixed and determinable, (iii) the software product has been delivered, (iv) there are no uncertainties surrounding product acceptance and collection is considered probable. Initial site fees are recognized over the estimated period the sites will be in use.

We record deferred revenue when we receive payment in advance of the performance of services.

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

Results of Operations

Our results of operations for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Revenue
rVue advertising revenue	$124,443	$-
Network	112,038	136,311
License	-	13,657
	236,481	149,968
Costs and expenses
Cost of revenue	104,269	37,777
Selling, general and administrative expenses	933,112	157,261
Depreciation and amortization	125,518	19,933
Interest income	(2,357)	-
Interest expense	-	602
	1,160,542	215,573
Loss before provision for income taxes	(924,061)	(65,605)
Provision for income taxes	-	-
Net loss	$(924,061)	$(65,605)

Revenue

We earned revenue in three categories as follows:

	Three Months Ended March 31,
Revenue Category	2011	%	2010	%	$ Change	% Change
rVue advertising revenue	$124,443	52.6%	$-	0.0%	$124,443	-
License	-	0.0%	13,657	9.1%	(13,657)	-100.0%
Network	112,038	47.4%	136,311	90.9%	(24,273)	-17.8%
Total Revenue	$236,481	100.00%	$149,968	100.00%	$86,513	57.7%

rVue Advertising Revenue

rVue advertising revenue was $124,443 in the three-month period ended March 31, 2011.  We had no rVue advertising revenue in the three-month period ended March 31, 2010. Our revenue growth was attributable to the successful launch of rVue managed services in the first quarter of 2011.

While the majority of our revenue in the past has been from network services and license fees, the development of the rVue platform and generating of advertising revenues and fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue in 2011 from advertisers and agencies for placing advertising for DOOH networks by or through rVue.  This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2011 and beyond.

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

Network revenue was comprised as follows:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Mattress Firm	$68,438	$60,000	$8,438	14.1%
AutoNation	5,525	26,250	(20,725)	-79.0%
Accenture	38,075	36,425	1,650	4.5%
Canada network fee	-	13,636	(13,636)	-
Total	$112,038	$136,311	$(24,273)	-17.8%

Network revenue was $112,038 for the three-month period ended March 31, 2011 compared to $136,311 for the three-month period ended March 31, 2010, a $24,273 decrease, or 17.8%. The decrease in network revenue was attributable to the following:

•	The Mattress Firm increase was attributable to imaging services in 2011. No such services were performed in 2010.
•	Through May 2010 we received contract revenue of $8,750 per month from AutoNation. Since June 2010 we have performed services for AutoNation on a project by project basis.
•	In January 2011 we performed additional services for Accenture for $1,650.
•	The Canada network fee agreement ended in October 2010.

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

We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is revenue from rVue managed services and transactions. As the rVue platform continues to gain traction among advertisers and agencies, we expect additional rVue revenue for the remainder of 2011.

License Fees

We had no license fee revenue in the three-month period ended March 31, 2011. License fee revenue for the three-month period ended March 31, 2010 was $13,657. We earned revenue from the licensing of our client and server software under an exclusive license in Italy to Levoip Corporation. The agreement was terminated effective as of October 6, 2010. We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.  Cost of revenue was $104,269 for the three-month period ended March 31, 2011, compared to $37,777 for the three-month period ended March 31, 2010, a $66,492 increase, or 176.0%. Changes by major component of cost of revenue are:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Compensation and benefits	$35,430	$36,222	$(792)	-2.2%
Stock-based compensation expense	541	-	541	-
Network services	1,706	1,555	151	9.7%
rVue operations	66,592	-	66,592	100.0%
Total	$104,269	$37,777	$66,492	176.0%

The increase was primarily attributable to the cost of advertising impressions in the three-month period ended March 31, 2011.  We had no such similar costs in the three-month period ended March 31, 2010.

We do not expect to incur substantially increased cost of revenue in 2011, other than for those costs associated with rVue operations that will be a function of the level of services delivered and the margins we obtain, which are presently undeterminable.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $933,112 for the three-month period ended March 31, 2011 compared to $157,261 for the three-month period ended March 31, 2010, a $775,851 increase, or 493.4%.

Changes by major component of SG&A between the three-month period ended March 31, 2011 and the three-month period ended March 31, 2010 are:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Compensation and benefits	$292,606	$111,854	$180,752	161.6%
Stock-based compensation expense	160,330	-	160,330	-
Facility expense	41,423	19,666	21,757	110.6%
Communications expense	12,564	5,913	6,651	112.5%
Travel expense	18,883	3,624	15,259	421.1%
Marketing expense	92,913	-	92,810	-
Investor relations expense	87,810	-	87,810	-
Professional and consulting fees	109,190	11,068	98,122	886.5%
Managed services expense	77,683	-	77,683	-
Office support and supply expense	39,710	5,136	34,574	673.2%
Total	$933,112	$157,261	$775,851	493.4%

We employed eighteen full-time and one part-time employees at March 31, 2011 compared to eight full-time and two part-time employees at March 31, 2010.  Since we completed the reverse merger on May 13, 2010, we have hired an additional 10 full-time employees resulting in the increase in compensation and benefit expenses.

Stock options were granted on May 13, 2010, September 17, 2010 and December 21, 2010. There were no outstanding options at March 31, 2010.

In July 2010 we relocated to new facilities where our monthly rent, common area expenses and parking are approximately $13,500 per month.  Facility costs were shared with Argo under a transition services agreement through May 13, 2010 and under that agreement we paid Argo $6,300 per month through April 30, 2010 and $13,489 per month from May through July 2010.

Communication expense for the three-month period ended March 31, 2011 includes colocation expenses of $3,800.  We relocated our servers and storage equipment to an offsite facility in July 2010 when we moved our offices.  Telephone and internet charges were $8,371 in the three-month period ended March 31, 2011 compared to $5,912 in the three-month period ended March 31, 2010, a $2,459 increase.  In the three-month period ended March 31, 2010 we shared phone expenses with Argo under the transition services agreement that reduced our costs in that period.

Travel expense include airfares, lodging, car rental and meals on trips to visit clients and potential clients, trips to trade shows and trips to investor conferences.  Our travel activity has increased since we completed the reverse merger and launched the rVue platform.

Marketing expense for the three-month period ended March 31, 2011 include $80,000 for our marketplace momentum program, a promotion through which we are providing free advertising to select clients on select networks, $6,328 for dues and subscriptions, $2,910 for public relations and press release services, $2,000 for digital advertising, and $1,675 for other expenses.  We had no comparable expense for the three-month period ended March 31, 2010.

Investor relations expense for the three-month period ended March 31, 2011 include $67,375 paid or accrued for consulting services, $19,865 for conference costs and $570 for transfer agent services. We had no comparable expense for the three-month period ended March 31, 2010.

Professional fees for the three-month period ended March 31, 2011 consisted of $62,475 for legal, accounting and recruiting fees, $30,000 for accrued directors fees, $10,000 for consulting fees and $6,715 in SEC Edgar filing fees, compared to $11,068 for accounting fees in the three-month period ended March 31, 2010.

Managed services expense for the three-month period ended March 31, 2011 represents the cost to operate our contracted managed services group.  We had no comparable expense for the three-month period ended March 31, 2010.

Office support and supply is comprised of the following:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Insurance	$16,723	$-	$16,723	-
Domain hosting	3,535	2,526	1,009	39.9%
Licenses, fees and permits	4,709	500	4,209	841.8%
Office equipment and supplies	5,917	1,501	4,416	294.2%
Other	1,195	609	586	96.2%
Professional employer organization fees	6,498	-	6,498	-
Postage	1,133	-	1,133	-
	$39,710	$5,136	$34,574	673.2%

Under the transition services agreement with Argo, Argo bore all of our insurance costs through May 13, 2010.  Prior to May 13, 2010 we did not carry directors and officers liability (“D&O”) insurance.  Our D&O premiums were $15,326 and our general insurance premiums were $1,397 for the three-month period ended March 31, 2011.   In July 2010 we engaged a professional services organization to manage our human resources for which we pay an administrative fee of approximately 2% of gross wages.

We expect that our SG&A will continue to increase in 2011 as we expand our rVue offerings, and continue to build the infrastructure to support its growth.  Increases are anticipated in compensation and benefits, communications, travel, facilities, advertising and marketing expenses, as well as increased legal and professional fees that we will incur in filing and maintaining the effectiveness of registration statements, in addition to our regular SEC filings.

Depreciation and amortization

Depreciation and amortization was $125,518 for the three-month period ended March 31, 2011, compared to $19,933 for the three-month period ended March 31, 2010, a $105,585 increase, or 529.7%.  Depreciation and amortization expense is mainly for software development costs that were placed in service at the end of February 2010 and thereafter.  During the three-month period ended March 31, 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs will be amortized and reduced the estimated useful lives of software developments costs, resulting in an increase in amortization expense in the current quarter.

Interest income

Interest income was $2,357 for the three-month period ended March 31, 2011, and included $756 of interest from Argo.  We had no interest income for the three-month period ended March 31, 2010.

Interest expense

We had no interest expense in the three-month period ended March 31, 2011.  Interest expense was $602 for the three-month period ended March 31, 2010, $424 of which was for interest on notes payable and $178 of which was for interest on a capital lease that has now expired.

The Company’s results of operations for the three-month periods ended March 31, 2011 and 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009.  As of March 31, 2011, we had cash and cash equivalents totaling $1,862,988.  Since our inception through March 31, 2011, we have incurred net losses, and at March 31, 2011, we had an accumulated deficit of $3,084,673 and total stockholders’ equity of $1,895,739.  We expect to incur losses for the next six to nine months as rVue continues to gain traction.  There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at March 31, 2011.  We have budgeted capital expenditures of $221,150 for the remainder of 2011. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in either of the three-month periods ended March 31, 2011 or 2010. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $494,174 for the three-month period ended March 31, 2011 compared to $47,290 for the three-month period ended March 31, 2010. In the three-month period ended March 31, 2011, cash was used to fund a net loss of $924,061, reduced by non cash depreciation of $125,518, stock-based compensation expense of $160,871, and changes in operating assets and liabilities totaling $143,498. In the three-month period ended March 31, 2010, cash was used to fund a net loss of $65,605 and net changes in operating assets and liabilities of $1,618, reduced by non cash depreciation expense of $19,933.

Cash provided by (used in) used in investing activities

Net cash provided by investing activities totaled $23,041 for the three-month period ended March 31, 2011, compared to $34,919 of cash used in investing activities for the three-month period ended March 31, 2010.  In the three-month period ended March 31, 2011, cash provided by investing activities consisted of $172,012 of advances repaid by Argo, reduced by $148,971 of cash used for software development costs and equipment. In the three-month period ended March 31, 2010, $34,419 of cash was used for software development costs.

Cash from financing activities

We did not have any financing activities in the three-month period ended March 31, 2011.  Net cash provided by financing activities totaled $102,894 for the year three-month period ended March 31, 2010, and was comprised of $105,000 of proceeds from notes payable, reduced by $2,106 used to repay capital lease obligations.

Financial condition

As of March 31, 2011, we had cash and cash equivalents of $1,862,988, working capital of $1,452,750 and total stockholders’ equity of $1,895,739, compared to cash and cash equivalents of $2,334,121, working capital of $2,239,393, and total stockholders’ equity of $2,658,929 at December 31, 2010.

We believe that with the cash we have on hand, the cash we expect to generate from operations over the next nine months, and cash we may raise through debt or equity issuances, we will have sufficient funds available to cover our cash requirements through the next twelve months.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls And Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2011.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 Private Placement. We believe the case is without merit and we intend to vigorously defend ourselves in connection therewith. On March 23, 2011, we filed a motion to dismiss the complaint.

Item 1A.	Risk Factors.

No applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Index to Exhibits

Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc.
(Registrant)

Date: May 11, 2011	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
* Filed herewith.
** Furnished herewith.