Form 10-Q
period 2011-06-30
RVUE HOLDINGS, INC.
filed 2011-08-12
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54348

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 5, 2011 is as follows:
Class	Number of Shares
Common Stock: $0.001 Par Value	37,273,725

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,057,013	$2,334,121
Accounts receivable, net of allowance for doubtful accounts of $37,651 in 2010	27,493	24,867
Prepaid expenses	295,082	38,461
Due from Argo Digital Solutions, Inc.	-	172,012
Total current assets	1,379,588	2,569,461
Property and equipment, net	60,905	25,972
Software development costs	322,946	380,054
Deposits	13,510	13,510
	$1,776,949	$2,988,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112,054	$70,493
Accrued expenses	391,612	227,600
Deferred revenue	31,975	31,975
Total current liabilities	535,641	330,068

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at June 30, 2011 and December 31, 2010; 37,273,725 issued and outstanding at June 30, 2011 and December 31, 2010	37,274	37,274
Additional paid-in capital	5,287,350	4,782,267
Accumulated deficit	(4,083,316)	(2,160,612)
Total stockholders' equity	1,241,308	2,658,929
	$1,776,949	$2,988,997

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
rVue advertising revenue	$-	$-	$124,443	$-
Network	108,461	133,877	220,499	270,188
License	-	20,480	-	34,137
	108,461	154,357	344,942	304,325
Costs and expenses
Cost of revenue	45,218	37,945	149,487	75,722
Selling, general and administrative expenses	878,917	452,966	1,812,029	610,227
Depreciation and amortization	183,874	30,279	309,392	50,212
Interest income	(905)	(60)	(3,262)	(60)
Interest expense	-	64,425	-	65,026
	1,107,104	585,555	2,267,646	801,127
Loss before provision for income taxes	(998,643)	(431,198)	(1,922,704)	(496,802)
Provision for income taxes	-	-	-	-
Net loss	$(998,643)	$(431,198)	$(1,922,704)	$(496,802)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Shares used in computing net loss per share:
Basic and diluted	37,273,725	17,858,671	37,273,725	13,929,335

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	-	$-	37,273,725	$37,274	$4,782,267	$(2,160,612)	$2,658,929
Warrants issued for services	-	-	-	-	241,960	-	241,960
Stock-based compensation expense	-	-	-	-	263,123	-	263,123
Net loss	-	-	-	-	-	(1,922,704)	(1,922,704)
Balance, June 30, 2011	-	$-	37,273,725	$37,274	$5,287,350	$(4,083,316)	$1,241,308

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months
	Ended June 30,
	2011	2010
Operating activities
Net loss	$(1,922,704)	$(496,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309,392	50,212
Stock-based compensation expense	263,123	43,901
Warrants issued for services	21,285	-
Bridge loan interest	-	64,746
Changes in operating assets and liabilities:
Accounts receivable	(2,626)	(55,905)
Prepaid expenses	(35,946)	(23,066)
Accounts payable	41,561	71,517
Accrued expenses	164,012	61,397
Deferred revenue	-	21,321
Cash used in operating activities	(1,161,903)	(262,679)
Investing activities
Payments for property, equipment and software development	(287,217)	(86,406)
Repayments by (advances to) Argo Digital Solutions, Inc.	172,012	(138,880)
Change in deposits	-	(18,086)
Cash used in investing activities	(115,205)	(243,372)
Financing activities
Proceeds from the issuance of common stock	-	877,101
Repayment of capital lease obligations	-	(4,287)
Cash provided by financing activities	-	872,814
Increase (decrease) in cash and cash equivalents	(1,277,108)	366,763
Cash and cash equivalents, beginning of period	2,334,121	117
Cash and cash equivalents, end of period	$1,057,013	$366,880

See the accompanying notes to condensed consolidated financial statements.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“rVue” or the “Company”), was incorporated in the State of Nevada on November 12, 2008.  rVue is an advertising technology company that operates an internet based demand-side platform (“DSP”) for planning, buying and managing Digital Out-of-Home (“DOOH”) and digital placed based media or advertising.  The Company’s DSP connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  Prior to May 13, 2010, the Company was a shell company in the development stage, had no revenue, and its efforts were devoted to entering the automobile export business.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in its Annual Report on Form 10-K (the “2010 Form 10-K”).

The unaudited condensed consolidated statements of operations for the six-months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period.  Since the Company incurred losses attributable to common stockholders during the three and six month periods ended June 30, 2011 and 2010, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three- and six-month periods ended June 30, 2011 and 2010.  Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(998,643)	$(431,198)	$(1,922,704)	$(496,802)

Denominator:
Weighted-average shares outstanding	37,273,725	17,858,671	37,273,725	13,929,335
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	37,273,725	17,858,671	37,273,725	13,929,335
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

(1)  The following stock options and warrants outstanding as of June 30, 2011 and 2010 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2011	2010
Stock Options	3,497,500	2,512,500
Warrants	9,674,995	-
	13,172,495	2,512,500

Note 2 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of June 30, 2011 and December 31, 2010:
	June 30,	December 31,
	2011	2010
Cash	$45,385	$17,210
Cash equivalents - money market funds	1,011,628	2,316,911
Total cash and cash equivalents	$1,057,013	$2,334,121

Accounts Receivable

The Company sells its services directly to its customers.  The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk.  Accounts receivable from one of the Company’s customers accounted for 76.8% of accounts receivable as of June 30, 2011. Accounts receivable from two of the Company’s customers accounted for 56.4% and 35.0% of accounts receivable as of December 31, 2010.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
June 30, 2011
Cash equivalents - money market funds	$1,011,628	$-	$-	$1,011,628

December 31, 2010
Cash equivalents - money market funds	$2,316,911	$-	$-	$2,316,911

(a)  The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2011 and December 31, 2010:

Property and Equipment	Estimated Useful Lives	June 30,	December 31,
	(Years)	2011	2010
Computers and software	2 - 5	$80,423	$22,959
Furniture and equipment	3	22,223	21,575
Gross property and equipment		102,646	44,534
Less accumulated depreciation and amortization		(41,741)	(18,562)
Net property and equipment		$60,905	$25,972

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Estimated Useful Lives	June 30,	December 31,
Software Development Costs	(Months)	2011	2010
Software development costs	18 - 36	$721,723	$492,618
Less accumulated amortization		(398,777)	(112,564)
Net software development costs		$322,946	$380,054

	June 30,	December 31,
Accrued Expenses	2011	2010
Investor relations fees	$221,511	$108,752
Professional fees	16,640	45,500
Personnel costs	69,130	38,252
Deferred rent	32,032	16,016
Directors fees	38,000	-
Consulting fees	-	10,000
Other	14,299	9,080
	$391,612	$227,600

Note 5 - Income Taxes

There is no income tax benefit for the losses for the six-month periods ended June 30, 2011 and 2010, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of December 31, 2010, the Company had no unrecognized tax benefits, or any tax related interest or penalties.  There were no changes in the Company's unrecognized tax benefits during the period ended June 30, 2011.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits, or through the period ended June 30, 2011.

Note 6 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

The Company has ten million shares of authorized preferred stock, $0.001 par value, none of which are issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Common Stock

The Company has one hundred forty million shares of authorized common stock, $0.001 par value, of which 37,273,725 shares were issued and outstanding as of June 30, 2011 and December 31, 2010.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Common Stock Warrants

The Company has issued warrants, all of which are fully vested and available for exercise, as follows:

Warrant Number	Number	Exercise Price	Date Issued	Term
Series A	8,624,995	$1.00	December 21, 2010	Twelve Years
B-1	50,000	$0.37	May 24, 2011	Five Years
B-2	1,000,000	$0.35	June 30, 2011	Five Years

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the six-month period ended June 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2010	3,502,500	$0.22
Options granted	—	—
Options exercised	—	—
Options forfeited	(5,000)	$0.22
Balance at June 30, 2011	3,497,500	$0.22	9.07	$263,750
Exercisable at June 30, 2011	2,917,191	$0.23	9.05	$208,719
Expected to vest after June 30, 2011	580,389	$0.21	9.14	$55,031

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

Stock-Based Compensation

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used.  The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

The Company did not grant any stock options during the three- and six-month periods ended June 30, 2011.  During the three-month period ended June 30, 2010, the Company granted 2,512,500 stock options, which had a weighted-average grant date fair value of $.15.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$671	$345	$1,212	$345
Selling, general and administrative expenses	101,580	43,556	261,911	43,556
Total stock-based compensation expense	$102,251	$43,901	$263,123	$43,901

Note 7 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

The Company leases its office space under a non-cancelable operating lease arrangement. The lease is for a period of three years beginning July 1, 2010, and provides for one renewal option of three years. As of June 30, 2011, the Company’s total future minimum lease payments under this non-cancelable operating lease were $184,210. The Company does not currently utilize any other off-balance sheet financing arrangements.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company paid a consulting fee of $10,000 to one of its directors during the six-months ended June 30, 2011, and reimbursed the director $9,920 for out-of pocket expenses incurred in connection with Company business.

On March 14, 2011, the Company entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with an entity that is wholly owned by a stockholder who beneficially owns more than 5% of the Company’s common stock. As of June 30, 2011, the Company had not recorded any transactions under this agreement.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at www.rvue.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was accounted for as a reverse recapitalization of rVue, Inc. For accounting and financial reporting purposes, rVue, Inc. is the acquiror and the Company is the acquired company.  The Company succeeded to the business of rVue, Inc., and following the completion of the Transaction and a private placement (the “Private Placement”), transferred all of its pre-merger assets to certain of its pre-Transaction stockholders in exchange for the cancellation of 36,764,706 shares of our common stock.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the closing of the Transaction are those of rVue, Inc., and the consolidated financial statements after completion of the Transaction include the assets and liabilities of the Company and rVue, Inc., historical operations of rVue, Inc. and operations of the Company from the closing date of the Transaction.

rVue, Inc.’s historical operations began on September 15, 2009, when Argo contributed certain assets and liabilities to rVue in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising.  We provide an online DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  As of August 5, 2011, 156 networks comprising approximately 560,000 screens representing the top 50 DMA's were accessible through rVue, and rVue had relationships with over 275 advertisers and agencies.  Through our managed services division, we execute complete campaigns on behalf of advertising clients or their agencies.

In connection with the Transaction, we acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology.  Such software and technology included the rVue DSP technology and software as well as the rVue client and server software which allows an end user to manage and operate a DOOH network. The client software is used to manage each screen or site and the server software is used to manage the client software.  In 2009 rVue licensed the client and server software to Levoip Corporation for installation in Italy.  Under the terms of the contract, Levoip was required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilized the software; and (3) a 25% share of the gross third-party advertising displayed on the sites.  The contract was terminated effective October 6, 2010. Presently, we do not have any plans to license our software.

We provide network services and receive fees, either under contract or on a monthly basis, from Accenture, Mattress Firm and AutoNation.  We provide monitoring and troubleshooting services on a 24/7 basis to Accenture for a private display network that they own under a contract for which we receive $11,975 per month.  Mattress Firm operates an in-store display network to promote their products.  We image computers to run the in-store network in each store location, we create, produce and edit custom content, such as in store sales promotions, to display on such network, and we remotely install the newly created content on the computers, presently on a month-to-month basis, for which we receive $20,000 per month plus imaging fees and out-of-pocket expenses.  Through May 2010, we provided AutoNation with oversight and management services and content production for their in-house network under a contract which was terminated.  We monitored the network to ensure it was running at all times and created custom content for display on its networks.  Since June 2010, we provide content creation services on an as needed basis for AutoNation.  We expect to continue to receive revenue from these services to Accenture, Mattress Firm and AutoNation during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn advertising revenue and transaction fees from rVue as discussed above.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our DSP. Capitalized software development costs typically include direct labor and related overhead for software produced by the Company, as well as the cost of software purchased from third parties.  Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred.  Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public.  We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

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

•
Software license revenue is recognized when: (i) there is pervasive evidence of an arrangement, (ii) the fees are fixed and determinable, (iii) the software product has been delivered, and (iv) there are no uncertainties surrounding product acceptance and collection is considered probable. Initial site fees are recognized over the estimated period the sites will be in use.

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

Results of Operations

Our results of operations for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Revenue
rVue advertising revenue	$-	$-	$124,443	$-
Network	108,461	133,877	220,499	270,188
License	-	20,480	-	34,137
	108,461	154,357	344,942	304,325
Costs and expenses
Cost of revenue	45,218	37,945	149,487	75,722
Selling, general and administrative expenses	878,917	452,966	1,812,029	610,227
Depreciation and amortization	183,874	30,279	309,392	50,212
Interest income	(905)	(60)	(3,262)	(60)
Interest expense	-	64,425	-	65,026
	1,107,104	585,555	2,267,646	801,127
Loss before provision for income taxes	(998,643)	(431,198)	(1,922,704)	(496,802)
Provision for income taxes	-	-	-	-
Net loss	$(998,643)	$(431,198)	$(1,922,704)	$(496,802)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Shares used in computing net loss per share:
Basic and diluted	37,273,725	17,858,671	37,273,725	13,929,335

Three Months Ended June 30, 2011 and 2010:

Revenue

Revenue was $108,461 for the three-month period ended June 30, 2011 compared to $154,357 for the three-month period ended June 30, 2010, a $45,896 decrease, or 29.7%. We earned revenue in three categories as follows:

	Three Months Ended June 30,
Revenue Category	2011	2010	$ Change	% Change
rVue advertising revenue	$-	$-	$-	-
Network	108,461	133,877	(25,416)	-19.0%
License	-	20,480	(20,480)	-100.0%
Total Revenue	$108,461	$154,357	$(45,896)	-29.7%

rVue Advertising Revenue

We had no rVue advertising revenue in either period.  While the majority of our revenue in the past has been from network services and license fees, the development of the rVue platform and generating of advertising revenues and fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue in 2011 from advertisers and agencies for placing advertising for DOOH networks by or through rVue. We expect that revenue initiatives that were started in the second quarter of 2011 will yield results by the end of 2011.

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

Network revenue was $108,461 for the three-month period ended June 30, 2011 compared to $133,877 for the three-month period ended June 30, 2010, a $25,416 decrease, or 19.0%. Network revenue was comprised as follows:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Mattress Firm	$61,396	$60,000	$1,396	2.3%
AutoNation	11,140	24,315	(13,175)	-54.2%
Accenture	35,925	35,925	-	-
Canada network fee	-	13,637	(13,637)	-100.0%
Total	$108,461	$133,877	$(25,416)	-19.0%

The decrease in network revenue was attributable to the following:

•	The Mattress Firm increase was attributable to imaging services in 2011. No such services were performed in 2010.

•	Through May 2010 we received contract revenue of $8,750 per month from AutoNation. Since June 2010 we have performed services for AutoNation on a project-by-project basis.

•	The Canada network fee agreement ended in November 2010.

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

License Fees

We had no license fee revenue in the three-month period ended June 30, 2011. License fee revenue for the three-month period ended June 30, 2010 was $20,480. We earned revenue from the licensing of our client and server software under an exclusive license in Italy to Levoip Corporation. The agreement was terminated effective as of October 6, 2010. We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Cost of Revenue

Cost of revenue was $45,218 for the three-month period ended June 30, 2011 compared to $37,945 for the three-month period ended June 30, 2010, a $7,273 increase, or 19.2%.

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.  Cost of revenue was comprised of:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Compensation and benefits	$33,662	$33,987	$(325)	-1.0%
Stock-based compensation expense	671	345	326	94.5%
Network services	3,511	3,613	(102)	-2.8%
rVue operations	7,374	-	7,374	100.0%
Total	$45,218	$37,945	$7,273	19.2%

The increase was primarily attributable to rVue operations costs in the three-month period ended June 30, 2011.  We had no such similar costs in the three-month period ended June 30, 2010.

We do not expect to incur substantially increased cost of revenue in 2011, other than for those costs associated with rVue operations that will be a function of the level of services delivered and the margins we obtain, which are presently undeterminable.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $878,917 for the three-month period ended June 30, 2011 compared to $452,966 for the three-month period ended June 30, 2010, a $425,951 increase, or 94.0%.

Changes by major component of SG&A between the three-month period ended June 30, 2011 and the three-month period ended June 30, 2010 are:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Compensation and benefit expense	$331,629	$260,118	$71,511	27.5%
Stock-based compensation expense	101,580	43,556	58,024	133.2%
Facility expense	41,250	40,840	410	1.0%
Communications expense	13,866	13,696	170	1.2%
Travel expense	16,263	8,922	7,341	82.3%
Marketing expense	30,210	692	29,518	4265.6%
Investor relations and investment banking expenses	92,286	20,000	72,286	361.4%
Professional and consulting fees	93,105	44,631	48,474	108.6%
Managed services expense	122,673	-	122,673	100.0%
Office support and supply expense	36,055	20,511	15,544	75.8%
Total	$878,917	$452,966	$425,951	94.0%

We employed twenty full-time employees at June 30, 2011 compared to eight full-time and two part-time employees at June 30, 2010, an additional 12 full-time employees, resulting in the increase in compensation and benefit expenses.

Stock options were granted on May 13, 2010, September 17, 2010 and December 21, 2010.  In the three-month period ended June 30, 2010, the expense included only the options granted in May 2010.

Travel expense includes airfare, lodging, car rental and meals on trips to visit clients and potential clients.  Our travel activity has increased since we completed the reverse merger and launched the rVue platform.

Marketing expense for the three-month period ended June 30, 2011 included increased spending for digital promotions, public relations services, press release distribution and website design services.

Investor relations and investment banking expenses for the three-month period ended June 30, 2011 included $63,244 paid or accrued for consulting services, and $29,042 for investment banking expenses. For the three-month period ended June 30, 2010 the expenses consisted of amortization of stock based compensation issued for services.

Professional fees for the three-month period ended June 30, 2011 included $77,753 for legal, accounting and recruiting fees, $7,352 for SEC and related filing fees, and $8,000 for accrued directors fees, compared to $31,326 for legal, accounting and recruiting fees, and $13,306 for SEC and related filing fees in the three-month period ended June 30, 2010.

Managed services expense for the three-month period ended June 30, 2011 represents the cost to operate our contracted managed services group.  We had no comparable expense for the three-month period ended June 30, 2010.

Office support and supply expenses for the three-month periods ended June 30, 2011 and 2010 included insurance, payroll services, domain and hosting fees and general office expense. Insurance increased by $6,885 and payroll services increased by $7,081. Under the transition services agreement with Argo, Argo bore all of our insurance costs through May 13, 2010.  Prior to May 13, 2010 we did not carry directors and officers liability (“D&O”) insurance. In July 2010 we engaged a professional services organization to manage our human resources for which we pay an administrative fee of approximately 2% of gross wages.

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

Depreciation and amortization

Depreciation and amortization was $183,874 for the three-month period ended June 30, 2011, compared to $30,279 for the three-month period ended June 30, 2010, a $153,595 increase, or 507.3%.  Depreciation and amortization expense is mainly for software development costs that were placed in service at the end of February 2010 and thereafter.  During the three-month period ended March 31, 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs are amortized and reduced the estimated useful lives of software developments costs, resulting in an increase in amortization expense in the current quarter.

Interest income

Interest income was $905 for the three-month period ended June 30, 2011 compared to $60 for the three-month period ended June 30, 2010.

Interest expense

We had no interest expense in the three-month period ended June 30, 2011.  Interest expense was $64,425 for the three-month period ended June 30, 2010, $64,322 of which was for interest on bridge notes payable, including the bonus shares issued in connection therewith and treated as interest, and $103 of which was for interest on a capital lease that has now expired.

The Company’s results of operations for the three-month periods ended June 30, 2011 and 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Six months ended June 30, 2011 and 2010:

Revenue

Revenue was $344,942 for the six-month period ended June 30, 2011 compared to $304,325 for the six-month period ended June 30, 2010, a $40,617 increase, or 13.3%. We earned revenue in three categories as follows:

	Six Months Ended June 30,
Revenue Category	2011	2010	$ Change	% Change
rVue advertising revenue	$124,443	$-	$124,443	100.0%
Network	220,499	270,188	(49,689)	-18.4%
License	-	34,137	(34,137)	-100.0%
Total Revenue	$344,942	$304,325	$40,617	13.3%

rVue Advertising Revenue

rVue advertising revenue was $124,443 in the six-month period ended June 30, 2011.  We had no rVue advertising revenue in the six-month period ended June 30, 2010. Our revenue growth was attributable to the successful launch of rVue managed services in the first quarter of 2011.

While the majority of our revenue in the past has been from network services and license fees, the development of the rVue platform and generating of advertising revenues and fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue in 2011 from advertisers and agencies for placing advertising for DOOH networks by or through rVue.  We expect that revenue initiatives that were started in the second quarter of 2011 will yield results by the end of 2011.

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

Network revenue was $220,499 for the six-month period ended June 30, 2011 compared to $270,188 for the six-month period ended June 30, 2010, a $49,689 decrease, or 18.4%.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Mattress Firm	$129,834	$120,000	$9,834	8.2%
AutoNation	16,665	50,565	(33,900)	-67.0%
Accenture	74,000	72,350	1,650	2.3%
Canada network fee	-	27,273	(27,273)	-100.0%
Total	$220,499	$270,188	$(49,689)	-18.4%

The decrease in network revenue was attributable to the following:

•	The Mattress Firm increase was attributable to imaging services in 2011. No such services were performed in 2010.

•	Through May 2010 we received contract revenue of $8,750 per month from AutoNation. Since June 2010 we have performed services for AutoNation on a project-by-project basis.

•	In January 2011 we performed additional services for Accenture for $1,650.

•	The Canada network fee agreement ended in November 2010.

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

License Fees

We had no license fee revenue in the six-month period ended June 30, 2011. License fee revenue for the six-month period ended June 30, 2010 was $34,137. We earned revenue from the licensing of our client and server software under an exclusive license in Italy to Levoip Corporation. The agreement was terminated effective as of October 6, 2010. We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Cost of Revenue

Cost of revenue was $149,487 for the six-month period ended June 30, 2011, compared to $75,722 for the six-month period ended June 30, 2010, a $73,765 increase, or 97.4%.

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.  Cost of revenue was comprised of:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Compensation and benefits	$69,092	$70,208	$(1,116)	-1.6%
Stock-based compensation expense	1,212	345	867	251.3%
Network services	5,217	5,169	48	0.9%
rVue operations	73,966	-	73,966	100.0%
Total	$149,487	$75,722	$73,765	97.4%

The increase was primarily attributable to the cost of advertising impressions in the six-month period ended June 30, 2011.  We had no such similar costs in the six-month period ended June 30, 2010.

We do not expect to incur substantially increased cost of revenue in 2011, other than for those costs associated with rVue operations that will be a function of the level of services delivered and the margins we obtain, which are presently undeterminable.

Selling, general and administrative expenses

SG&A were $1,812,029 for the six-month period ended June 30, 2011 compared to $610,227 for the six-month period ended June 30, 2010, a $1,201,802 increase, or 196.9%.

Changes by major component of SG&A between the sixe-month period ended June 30, 2011 and the six-month period ended June 30, 2010 are:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Compensation and benefit expense	$624,235	$371,973	$252,262	67.8%
Stock-based compensation expense	261,911	43,556	218,355	501.3%
Facility expense	82,672	60,506	22,166	36.6%
Communications expense	26,429	19,609	6,820	34.8%
Travel expense	35,146	12,443	22,703	182.5%
Marketing expense	123,123	795	122,328	15,387.2%
Investor relations and investment banking expenses	180,096	20,000	160,096	800.5%
Professional and consulting fees	202,296	55,699	146,597	263.2%
Managed services expense	200,356	-	200,356	100.0%
Office support and supply expense	75,765	25,646	50,119	195.4%
Total	$1,812,029	$610,227	$1,201,802	196.9%

We employed twenty full-time employees at June 30, 2011 compared to eight full-time and two part-time employees at June 30, 2010.  Since we completed the reverse merger on May 13, 2010, we have hired an additional 12 full-time employees resulting in the increase in compensation and benefit expenses.

Stock options were granted on May 13, 2010, September 17, 2010 and December 21, 2010. In the six-month period ended June 30, 2010, the expense included only the options granted in May 2010.

In July 2010 we relocated to new facilities where our monthly rent, common area expenses and parking are approximately $13,500 per month.  Facility costs were shared with Argo under a transition services agreement through May 13, 2010 and under that agreement we paid Argo $6,300 per month through April 30, 2010 and $13,489 per month from May through July 2010.

Communication expense for the six-month period ended June 30, 2011 includes co-location expenses.  We relocated our servers and storage equipment to an offsite facility in July 2010 when we moved our offices.

Travel expense include airfare, lodging, car rental and meals on trips to visit clients and potential clients, trips to trade shows and trips to investor conferences.  Our travel activity has increased since we completed the reverse merger and launched the rVue platform.

Marketing expense for the six-month period ended June 30, 2011 included $80,000 for our marketplace momentum program, a promotion through which we are providing free advertising to select clients on select networks, $12,656 for dues and subscriptions, $13,299 for public relations and press release services, $8,461 for digital advertising, and $8,707 for other expenses.  In the six-month period ended June 30, 2010, marketing expense was for press release distribution.

Investor relations and investment banking expenses for the six-month period ended June 30, 2011 included $131,498 paid or accrued for consulting services, $29,042 for investment banking expenses, $18,467 for conference costs and $1,089 for other expenses. For the three-month period ended June 30, 2010 the expenses consisted of amortization of stock based compensation issued for services.

Professional fees for the six-month period ended June 30, 2011 consisted of $140,228 for legal, accounting and recruiting fees, $38,000 for accrued directors fees, $10,000 for consulting fees and $14,068 in SEC Edgar filing fees, compared to $42,318 for legal and accounting fees and $13,381 in SEC Edgar filing and other fees in the six-month period ended June 30, 2010.

Managed services expense for the six-month period ended June 30, 2011 represents the cost to operate our contracted managed services group.  We had no comparable expense for the three-month period ended June 30, 2010.

Office support and supply expenses for the six-month periods ended June 30, 2011 and 2010 included insurance, payroll services, domain and hosting fees and general office expense. Insurance increased by $23,608, payroll services increased by $13,580 and other office expense increased by $12,931. Under the transition services agreement with Argo, Argo bore all of our insurance costs through May 13, 2010.  Prior to May 13, 2010 we did not carry D&O insurance. In July 2010 we engaged a professional services organization to manage our human resources for which we pay an administrative fee of approximately 2% of gross wages.

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

Depreciation and amortization

Depreciation and amortization was $309,392 for the six-month period ended June 30, 2011, compared to $50,212 for the six-month period ended June 30, 2010, a $259,180 increase, or 516.2%.  Depreciation and amortization expense is mainly for software development costs that were placed in service at the end of February 2010 and thereafter.  During the three-month period ended March 31, 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs are amortized and reduced the estimated useful lives of software developments costs, resulting in an increase in amortization expense in the current quarter.

Interest income

Interest income was $3,262 for the six-month period ended June 30, 2011 compared to $60 for the six-month period ended June 30, 2010.

Interest expense

We had no interest expense in the six-month period ended June 30, 2011.  Interest expense was $65,026 for the six-month period ended June 30, 2010, $64,746 of which was for interest on bridge notes payable, including the bonus shares issued in connection therewith and treated as interest, and $280 of which was for interest on a capital lease that has now expired.

The Company’s results of operations for the six-month periods ended June 30, 2011 and 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009.  As of June 30, 2011, we had cash and cash equivalents totaling $1,057,013.  Since our inception through June 30, 2011, we have incurred net losses, and at June 30, 2011, we had an accumulated deficit of $4,083,316 and total stockholders’ equity of $1,241,308.  We expect to incur losses for the next six to nine months as rVue continues to gain traction.  There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at June 30, 2011.  We have budgeted capital expenditures of $80,500 for the remainder of 2011. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in either of the six-month periods ended June 30, 2011 or 2010. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,161,903 for the six-month period ended June 30, 2011 compared to $262,679 for the six-month period ended June 30, 2010. In the six-month period ended June 30, 2011, cash was used to fund a net loss of $1,922,704, reduced by non cash depreciation of $309,392, stock-based compensation expense of $263,123, non-cash warrants issued for services of $21,285, and changes in operating assets and liabilities totaling $167,001.  In the six-month period ended June 30, 2010, cash was used to fund a net loss of $496,802, reduced by non cash depreciation of $50,212, stock-based compensation expense of $43,901, bridge loan interest of $64,746, and changes in operating assets and liabilities totaling $75,264.

Cash used in investing activities

Net cash used in investing activities totaled $115,205 for the six-month period ended June 30, 2011, compared to $243,372 of cash used in investing activities for the six-month period ended June 30, 2010.  In the six-month period ended June 30, 2011, cash used in investing activities consisted of $287,217 of cash used for software development costs and equipment, offset by $172,012 of advances repaid by Argo. In the six-month period ended June 30, 2010, $86,406 of cash was used for software development costs and equipment, $138,880 for advances to Argo and $18,086 for deposits.

Cash from financing activities

We did not have any financing activities in the six-month period ended June 30, 2011.  Net cash provided by financing activities totaled $872,814 for the six-month period ended June 30, 2010, and was comprised of $877,101 of proceeds from the sale of common stock, reduced by $4,287 used to repay capital lease obligations.

Financial condition

As of June 30, 2011, we had cash and cash equivalents of $1,057,013, working capital of $843,947 and total stockholders’ equity of $1,241,308, compared to cash and cash equivalents of $2,334,121, working capital of $2,239,393, and total stockholders’ equity of $2,658,929 at December 31, 2010.

We believe that with the cash we have on hand, the cash we expect to generate from operations, and cash we may raise through debt or equity issuances, we will have sufficient funds available to cover our cash requirements through the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 Private Placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. We believe the case is without merit and we intend to vigorously defend ourselves in connection therewith.

Item 1A.	Risk Factors.

No applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Index to Exhibits

Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc. (Registrant)

Date: August 12, 2011	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.