Form 10-Q
period 2011-09-30
RVUE HOLDINGS, INC.
filed 2011-11-14
CIK 1455206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 7, 2011 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	37,343,725

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$350,692	$2,334,121
Accounts receivable, net of allowance for doubtful accounts of $37,651 as of December 31, 2010	30,318	24,867
Prepaid expenses	215,468	38,461
Due from Argo Digital Solutions, Inc.	-	172,012
Total current assets	596,478	2,569,461
Property and equipment, net	54,971	25,972
Software development costs	247,164	380,054
Deposits	17,488	13,510
	$916,101	$2,988,997

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$108,640	$70,493
Accrued expenses	389,808	227,600
Deferred revenue	31,975	31,975
Total current liabilities	530,423	330,068

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at September 30, 2011 and December 31, 2010; 37,343,725 and 37,273,725 issued and outstanding at September 30, 2011 and December 31, 2010	37,344	37,274
Additional paid-in capital	5,337,702	4,782,267
Accumulated deficit	(4,989,368)	(2,160,612)
Total stockholders' equity	385,678	2,658,929
	$916,101	$2,988,997

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
rVue advertising revenue	$2,152	$3,257	$126,595	$3,257
Network	115,247	129,504	335,746	399,692
License	-	24,175	-	58,312
	117,399	156,936	462,341	461,261
Costs and expenses
Cost of revenue	46,396	44,422	195,882	120,143
Selling, general and administrative expenses	767,613	934,167	2,579,642	1,544,395
Depreciation and amortization	209,781	35,784	519,174	85,996
Interest income	(339)	(5,824)	(3,601)	(5,884)
Interest expense	-	789	-	65,815
	1,023,451	1,009,338	3,291,097	1,810,465
Loss before provision for income taxes	(906,052)	(852,402)	(2,828,756)	(1,349,204)
Provision for income taxes	-	-	-	-
Net loss	$(906,052)	$(852,402)	$(2,828,756)	$(1,349,204)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	37,297,312	24,485,687	37,281,587	17,781,452

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	-	$-	37,273,725	$37,274	$4,782,267	$(2,160,612)	$2,658,929
Common stock issued for services	-	$-	70,000	70	13,930	$-	14,000
Warrants issued for services	-	-	-	-	241,960	-	241,960
Stock-based compensation expense	-	-	-	-	299,545	-	299,545
Net loss	-	-	-	-	-	(2,828,756)	(2,828,756)
Balance, September 30, 2011	-	$-	37,343,725	$37,344	$5,337,702	$(4,989,368)	$385,678

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Operating activities
Net loss	$(2,828,756)	$(1,349,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519,174	85,996
Stock-based compensation expense	299,545	131,067
Common stock issued for services	14,000	180,000
Warrants issued for services	241,960	-
Bridge loan interest	-	64,746
Changes in operating assets and liabilities:
Accounts receivable	(5,451)	(34,187)
Prepaid expenses	(177,007)	(44,500)
Accounts payable	42,016	102,611
Accrued expenses	158,339	202,045
Deferred revenue	-	3,004
Cash used in operating activities	(1,736,180)	(658,422)
Investing activities
Payments for property, equipment and capitalized software development	(415,283)	(158,224)
Repayments by (advances to) Argo Digital Solutions, Inc.	172,012	(167,048)
Change in deposits	(3,978)	(13,510)
Cash used in investing activities	(247,249)	(338,782)
Financing activities
Proceeds from the issuance of common stock	-	1,478,533
Investment subscription received	-	150,000
Repayment of capital lease obligations	-	(5,784)
Cash provided by financing activities	-	1,622,749
Increase (decrease) in cash and cash equivalents	(1,983,429)	625,545
Cash and cash equivalents, beginning of period	2,334,121	117
Cash and cash equivalents, end of period	$350,692	$625,662

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

The unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period.  Since the Company incurred losses attributable to common stockholders during the three and nine-month periods ended September 30, 2011 and 2010, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three- and nine-month periods ended September 30, 2011 and 2010.  Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(906,052)	$(852,402)	$(2,828,756)	$(1,349,204)

Denominator:
Weighted-average shares outstanding	37,297,312	25,485,687	37,281,587	17,781,452
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	37,297,312	25,485,687	37,281,587	17,781,452
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.08)

(1)
The following stock options and warrants outstanding as of September 30, 2011 and 2010 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock Options	534,874	1,431,618	1,330,803	716,798
Warrants	-	-	78,860	-
	534,874	1,431,618	1,409,663	716,798

Note 2 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of September 30, 2011 and December 31, 2010:
	September 30,	December 31,
	2011	2010
Cash	$65,377	$17,210
Cash equivalents - money market funds	285,315	2,316,911
Total cash and cash equivalents	$350,692	$2,334,121

Accounts Receivable

The Company sells its services directly to its customers.  The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. Accounts receivable from two of the Company’s customers accounted for approximately 74% and 15% of accounts receivable as of September 30, 2011. Accounts receivable from two of the Company’s customers accounted for approximately 56% and 35% of accounts receivable as of December 31, 2010.

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
(unaudited)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
September 30, 2011
Cash equivalents - money market funds	$285,315	$-	$-	$285,315

December 31, 2010
Cash equivalents - money market funds	$2,316,911	$-	$-	$2,316,911

(a)  The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2011 and December 31, 2010:

Property and Equipment	Estimated Useful Lives	September 30,	December 31,
	(Years)	2011	2010
Computers and software	2 - 5	$86,167	$22,959
Furniture and equipment	3	22,223	21,575
Gross property and equipment		108,390	44,534
Less accumulated depreciation and amortization		(53,419)	(18,562)
Net property and equipment		$54,971	$25,972

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Software Development Costs	Estimated Useful Lives	September 30,	December 31,
	(Months)	2011	2010
Software development costs	18 - 36	$844,045	$492,618
Less accumulated amortization		(596,881)	(112,564)
Net software development costs		$247,164	$380,054

Accrued Expenses	September 30,	December 31,
	2011	2010
Investor relations fees	$202,029	$108,752
Professional fees	30,244	45,500
Personnel costs	79,471	38,252
Deferred rent	28,366	16,016
Directors fees	38,000	-
Consulting fees	-	10,000
Other	11,698	9,080
	$389,808	$227,600

Note 5 - Income Taxes

There is no income tax benefit for the losses for the nine-month periods ended September 30, 2011 and 2010, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of December 31, 2010, the Company had no unrecognized tax benefits, or any tax related interest or penalties.  There were no changes in the Company's unrecognized tax benefits during the period ended September 30, 2011.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits, or through the period ended September 30, 2011.

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

Common Stock

The Company has one hundred forty million shares of authorized common stock, $0.001 par value, of which 37,343,725 and 37,273,725 shares were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.  All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Common Stock Warrants

The Company has issued warrants, all of which are fully vested and available for exercise, as follows:

Warrant Number	Number	Exercise Price	Date Issued	Term
Series A	8,624,995	$1.00	December 21, 2010	Twelve Years
B-1	50,000	$0.37	May 24, 2011	Five Years
B-2	1,000,000	$0.35	June 30, 2011	Five Years

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2010	3,502,500	$0.22
Options granted	225,000	$0.32
Options exercised	—	—
Options forfeited	(5,000)	$0.22
Balance at September 30, 2011	3,722,500	$0.22	8.88	$184,300
Exercisable at September 30, 2011	3,390,005	$0.23	8.82	$185,200
Expected to vest after September 30, 2011	332,495	$0.28	9.44	$0

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

During the three- and nine-month periods ended September 30, 2011, the Company granted 225,000 stock options, which had a weighted-average grant date fair value of $.25.  During the three- and nine-month periods ended September 30, 2010, the Company granted 865,000 and 3,377,500 stock options, which had a weighted-average grant date fair value of $.12 and $.15, respectively.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$671	$731	$1,882	$1,076
Selling, general and administrative expenses	35,752	86,435	297,663	129,991
Total stock-based compensation expense	$36,423	$87,166	$299,545	$131,067

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

The Company leases its Ft. Lauderdale office space under a non-cancelable operating lease arrangement. The lease is for a period of three years beginning July 1, 2010, and provides for one renewal option of three years. Effective October 1, 2011, the Company entered into a one year lease agreement for an office in an executive office complex in New York City. As of September 30, 2011, the Company’s total future minimum lease payments under these non-cancelable operating leases were $154,344. The Company does not currently utilize any other off-balance sheet financing arrangements.

Contingencies

The Company is subject to a legal proceeding that has not been adjudicated, which is discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings”. In the opinion of management, the Company does not have a probable liability related to this legal proceeding that would materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

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

The Company paid a consulting fee of $10,000 to one of its directors during the nine-month period ended September 30, 2011, and reimbursed the director $9,920 for out-of pocket expenses incurred in connection with Company business.

On March 14, 2011, the Company entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with an entity that is wholly owned by a stockholder who beneficially owns more than 5% of the Company’s common stock. As of September 30, 2011, the Company had not recorded any transactions under this agreement.

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

The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was accounted for as a reverse recapitalization of rVue, Inc. For accounting and financial reporting purposes, rVue, Inc. is the acquiror and the Company is the acquired company.  The Company succeeded to the business of rVue, Inc., and following the completion of the Transaction and a private placement, transferred all of its pre-merger assets to certain of its pre-Transaction stockholders in exchange for the cancellation of 36,764,706 shares of our common stock.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the closing of the Transaction are those of rVue, Inc., and the consolidated financial statements after completion of the Transaction include the assets and liabilities of the Company and rVue, Inc., historical operations of rVue, Inc. and operations of the Company from the closing date of the Transaction.

rVue, Inc.’s historical operations began on September 15, 2009, when Argo contributed certain assets and liabilities to rVue in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising.  We provide an online DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected.  As of November 7, 2011, 166 networks comprising approximately 109,000 locations and 751,000 screens representing the top 50 DMA's were accessible through rVue, delivering approximately 239 million daily impressions.  Through our Strategic Media Services group, we execute complete campaigns on behalf of advertising clients or their agencies.

In connection with the Transaction, we acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology.  Such software and technology included the rVue DSP technology and software as well as the rVue client and server software which allows an end user to manage and operate a DOOH network. The client software is used to manage each screen or site and the server software is used to manage the client software.  In 2009 rVue licensed the client and server software to Levoip Corporation for installation in Italy.  Under the terms of the contract, Levoip was required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilized the software; and (3) a 25% share of the gross third-party advertising displayed on the sites.  The contract was terminated effective October 6, 2010. Presently, we do not have any plans to license our client or server software.

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

Results of Operations

Our unaudited results of operations for the three and nine-month periods ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
rVue advertising revenue	$2,152	$3,257	$126,595	$3,257
Network	115,247	129,504	335,746	399,692
License	-	24,175	-	58,312
	117,399	156,936	462,341	461,261
Costs and expenses
Cost of revenue	46,396	44,422	195,882	120,143
Selling, general and administrative expenses	767,313	934,167	2,579,642	1,544,395
Depreciation and amortization	209,781	35,784	519,174	85,996
Interest income	(339)	(5,824)	(3,601)	(5,884)
Interest expense	-	789	-	65,815
	1,023,451	1,009,338	3,291,097	1,810,465
Loss before provision for income taxes	(906,052)	(852,402)	(2,828,756)	(1,349,204)
Provision for income taxes	-	-	-	-
Net loss	$(906,052)	$(852,402)	$(2,828,756)	$(1,349,204)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	37,297,312	24,485,687	37,281,587	17,781,452

Three Months Ended September 30, 2011 and 2010:

Revenue

Revenue was $117,399 for the three-month period ended September 30, 2011 compared to $156,936 for the three-month period ended September 30, 2010, a $39,537 decline, or 25.2%. We earned revenue as follows:

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Revenue Category
rVue advertising revenue	$2,152	$3,257	$(1,105)	-33.9%
Network	115,247	129,504	(14,257)	-11.0%
License	-	24,175	(24,175)	-100.0%
Total Revenue	$117,399	$156,936	$(39,537)	-25.2%

rVue Advertising Revenue

rVue advertising revenue was $2,152 for the three-month period ended September 30, 2011 compared to $3,257 for the three-month period ended September 30, 2010, a $1,105 decline, or 33.9%. While the majority of our revenue in the past has been from network services and license fees, the development of the rVue platform and generating of advertising revenues and fees is the focus of our business.  As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue in 2011 from advertisers and agencies for placing advertising for DOOH networks by or through rVue. Effective July 1, 2011, we discontinued managed services in favor of developing strategic relationships which we have started to consummate and which we will service through our Strategic Media Services group.  We expect that such initiatives will start to yield results by the end of 2011 or into 2012.

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

Network revenue was $115,247 for the three-month period ended September 30, 2011 compared to $129,504 for the three-month period ended September 30, 2010, a $14,257 decrease, or 11.0%. The decrease in network revenue was primarily attributable to the expiration of the Canadian license in 2010.

License Fees

We had no license fee revenue in the three-month period ended September 30, 2011. License fee revenue for the three-month period ended September 30, 2010 was $24,175. We earned revenue from the licensing of our client and server software under an exclusive license in Italy to Levoip Corporation. The agreement was terminated effective as of October 6, 2010. We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Cost of Revenue

Cost of revenue was $46,396 for the three-month period ended September 30, 2011 compared to $44,422 for the three-month period ended September 30, 2010, a $1,974 increase, or 4.4%.

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.  Cost of revenue was comprised of:

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Compensation and benefits	$33,267	$30,573	$2,694	8.8%
Stock-based compensation expense	671	731	(60)	-8.2%
Network services	3,506	4,253	(747)	-17.6%
rVue operations	8,952	8,865	87	1.0%
Total	$46,396	$44,422	$1,974	4.4%

The increase was primarily attributable to increases in health insurance costs in the quarter ended September 30, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $767,613 for the three-month period ended September 30, 2011 compared to $934,167 for the three-month period ended September 30, 2010, a $166,554 decrease, or 17.8%.

Changes by major component of SG&A between the three-month period ended September 30, 2011 and the three-month period ended September 30, 2010 are:

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Compensation and benefits	$366,680	$286,793	$79,887	27.9%
Stock-based compensation expense	35,752	86,435	(50,683)	-58.6%
Facility expense	42,979	80,336	(37,357)	-46.5%
Communications expense	14,066	18,994	(4,928)	-25.9%
Travel expense	22,232	6,574	15,658	238.2%
Advertising and marketing	24,346	6,342	18,004	283.9%
Investor relations, investment banking and placement agent fees	125,660	256,711	(131,051)	-51.1%
Professional and consulting fees	94,420	119,556	(25,136)	-21.0%
Office support and supply expense	41,478	34,775	6,703	19.3%
Bad debt expense	-	37,651	(37,651)	-100.0%
Total	$767,613	$934,167	$(166,554)	-17.8%

We employed twenty-two full-time employees at September 30, 2011 compared to sixteen full-time employees at September 30, 2010, an additional six full-time employees, resulting in the increase in compensation and benefit expenses.

Stock option expense varies depending on the term over which the options vest.  Options that were granted in 2010 have now vested and are fully expensed resulting in a lower expense in the quarter ended September 30, 2011 compared to the expense for the quarter ended September 30, 2010.

Facility expense decrease is a result of one-time moving expenses of approximately $37,000 incurred in July 2010 in moving to new premises.

Travel expense includes airfare, lodging, car rental and meals on trips to visit clients and potential clients.  Our travel activity has increased since we completed the reverse merger and launched the rVue platform.

Advertising and marketing expense for the three-month period ended September 30, 2011 included increased spending for digital promotions, public relations services, press release distribution and website design services.   Advertising and marketing expenses are expensed as incurred.

Investor relations and investment banking expenses for the three-month period ended September 30, 2011 included $38,534 for consulting services, and $87,126 for investment banking expenses. For the three-month period ended September 30, 2010 the expenses included $156,711 for consulting services, and $100,000 for placement agent fees.

Professional fees for the three-month period ended September 30, 2011 included $61,496 for legal, accounting and recruiting fees, $13,924 for SEC and related proxy solicitation and filing fees, and $19,000 for directors fees, compared to $69,392 for legal, accounting and recruiting fees, $47,736 for consulting fees and $2,428 for SEC and related filing fees in the three-month period ended September 30, 2010.

Office support and supply expenses for the three-month periods ended September 30, 2011 and 2010 included insurance, payroll services, domain and hosting fees and general office expense. Domain and hosting fees increased by $3,318 and payroll services increased by $3,650, offset by other minor changes. Our domain and hosting fees have increased as we added extra capacity.  In July 2010 we engaged a professional services organization to manage our human resources for which we pay an administrative fee of approximately 2% of gross wages.

Depreciation and amortization

Depreciation and amortization was $209,781 for the three-month period ended September 30, 2011, compared to $35,784 for the three-month period ended September 30, 2010, a $173,997 increase, or 486.2%.  Depreciation and amortization expense is mainly for software development costs that were placed in service at the end of February 2010 and thereafter.  During the three-month period ended March 31, 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs are amortized and reduced the estimated useful lives of software developments costs, resulting in an increase in amortization expense in the current quarter when compared to the quarter ended September 30, 2010.

Interest income

Interest income was $339 for the three-month period ended September 30, 2011 compared to $5,824 for the three-month period ended September 30, 2010. In the 2010 period, interest income included $5,671 of interest due from Argo.

Interest expense

We had no interest expense in the three-month period ended September 30, 2011.  Interest expense was $788 for the three-month period ended September 30, 2010 representing interest on a capital lease that has expired.

The Company’s results of operations for the three-month periods ended September 30, 2011 and 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Nine months ended September 30, 2011 and 2010:

Revenue

Revenue was $462,341 for the nine-month period ended September 30, 2011 compared to $461,261 for the nine-month period ended September 30, 2010, a $1,080 increase, or 0.2%. We earned revenue in three categories as follows:

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Revenue Category
rVue advertising revenue	$126,595	$3,257	$123,338	3,786.9%
Network	335,746	399,692	(63,946)	-16.0%
License	-	58,312	(58,312)	-100.0%
Total Revenue	$462,341	$461,261	$1,080	0.2%

rVue Advertising Revenue

rVue advertising revenue was $126,595 in the nine-month period ended September 30, 2011, compared to $3,257 for the nine-month period ended September 30, 2010, a $123,338 increase 3,786.9%. We executed a managed services campaign in the first quarter of 2011. Subsequently, we discontinued managed services in favor of developing strategic relationships which we have started to consummate in the current quarter and which we will service through our Strategic Media Services group.  We expect that such initiatives will start to yield results by the end of 2011 or into 2012.

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

Network revenue was $335,746 for the nine-month period ended September 30, 2011 compared to $399,962 for the nine-month period ended September 30, 2010, a $63,946 decrease, or 16.0%.  The decrease was attributable to the end of the Canadian network fee agreement in November 2010 and reduction in services for AutoNation commencing in June 2010.

License Fees

We had no license fee revenue in the nine-month period ended September 30, 2011. License fee revenue for the nine-month period ended September 30, 2010 was $58,312. We earned revenue from the licensing of our client and server software under an exclusive license in Italy to Levoip Corporation. The agreement was terminated effective as of October 6, 2010. We do not expect to generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Cost of Revenue

Cost of revenue was $195,882 for the nine-month period ended September 30, 2011, compared to $120,143 for the nine-month period ended September 30, 2010, a $75,739 increase, or 63.0%.

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.  Cost of revenue was comprised of:

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Compensation and benefits	$102,359	$100,781	$1,578	1.6%
Stock-based compensation expense	1,882	1,076	806	74.9%
Network services	8,723	9,421	(698)	-7.4%
rVue operations	82,918	8,865	74,053	835.3%
Total	$195,882	$120,143	$75,739	63.0%

The increase was primarily attributable to the cost of advertising impressions in the nine-month period ended September 30, 2011.  We had no such similar costs in the nine-month period ended September 30, 2010.

Selling, general and administrative expenses

SG&A were $2,579,642 for the nine-month period ended September 30, 2011 compared to $1,544,395 for the nine-month period ended September 30, 2010, a $1,035,247 increase, or 67.0%.

Changes by major component of SG&A between the nine-month period ended September 30, 2011 and the nine-month period ended September 30, 2010 are:

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Compensation and benefits	$990,914	$658,765	$332,149	50.4%
Stock-based compensation expense	297,663	129,991	167,672	129.0%
Facility expense	125,652	140,842	(15,190)	-10.8%
Communications expense	40,495	38,603	1,892	4.9%
Travel expense	57,378	19,017	38,361	201.7%
Marketing	146,720	6,942	139,778	2,013.5%
Investor relations, investment banking and placement agent fees	306,505	276,907	29,598	10.7%
Professional and consulting fees	296,716	175,255	121,461	69.3%
Managed services	200,356	-	200,356	100.0%
Office support and supply expense	117,243	60,422	56,821	94.0%
Bad debt expense	-	37,651	(37,651)	-100.0%
Total	$2,579,642	$1,544,395	$1,035,247	67.0%

We employed twenty-two full-time employees at September 30, 2011 compared to sixteen full-time and.  Since we completed the reverse merger on May 13, 2010, we have hired an additional 13 full-time employees resulting in the increase in compensation and benefit expenses.

Stock option expense varies depending on the term over which the options vest.  Options that were granted in 2010 have now vested and are fully expensed resulting in a higher expense in 2011 compared to 2010.

In July 2010 we relocated to new facilities where our monthly rent, common area expenses and parking are approximately $13,500 per month.  Facility costs were shared with Argo under a transition services agreement through May 13, 2010 and under that agreement we paid Argo $6,300 per month through April 30, 2010 and $13,489 per month from May through July 2010. In July 2010 we incurred one time moving costs of approximately $37,000.

Travel expense includes airfare, lodging, car rental and meals on trips to visit clients and potential clients, trips to trade shows and trips to investor conferences.  Our travel activity has increased since we completed the reverse merger and launched the rVue platform.

Advertising and marketing expense for the nine-month period ended September 30, 2011 included approximately $81,000 for our marketplace momentum program, a promotion through which we are providing free advertising to select clients on select networks, $12,000 for advertising, $19,000 for dues and subscriptions, $28,000 for public relations and press release services, and $6,000 for other expenses.  In the nine-month period ended September 30, 2010, marketing expense was for press release distribution.

Investor relations and investment banking expenses for the nine-month period ended September 30, 2011 included approximately $168,000 for consulting services, $116,000 for investment banking expenses, $15,000 for conferences and $8,000 for other expenses. For the nine-month period ended September 30, 2010 the expenses included approximately $139,000 for consulting services, $100,000 for placement agent fees, $35,000 for conferences and promotions and $3,000 for other expenses.

Professional fees for the nine-month period ended September 30, 2011 consisted of approximately $202,000 for legal, accounting and recruiting fees, $57,000 for directors fees, $10,000 for consulting fees and $27,000 in SEC Edgar filing fees and proxy solicitation costs, compared to $117,000 for legal, accounting and recruiting and other professional fees, $48,000 for consulting fees and $10,000 in SEC Edgar filing and other fees in the nine-month period ended September 30, 2010.

Managed services expense for the nine-month period ended September 30, 2011 represents the cost to operate our contracted managed services group. We discontinued managed services at June 30, 2011. We had no comparable expense for the nine-month period ended September 30, 2010.

Office support and supply expenses for the nine-month periods ended September 30, 2011 and 2010 included insurance, payroll services, domain and hosting fees and general office expense. Insurance increased by approximately $22,000, payroll services increased by $17,000, domain and hosting fees increased by $5,000  and other office expense increased by $13,000. Under the transition services agreement with Argo, Argo bore all of our insurance costs through May 13, 2010.  Prior to May 13, 2010 we did not carry D&O insurance. In July 2010 we engaged a professional services organization to manage our human resources for which we pay an administrative fee of approximately 2% of gross wages.

Depreciation and amortization

Depreciation and amortization was $519,174 for the nine-month period ended September 30, 2011, compared to $85,996 for the nine-month period ended September 30, 2010, a $433,178 increase, or 503.7%.  Depreciation and amortization expense is mainly for software development costs that were placed in service at the end of February 2010 and thereafter.  During the three-month period ended March 31, 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs are amortized and reduced the estimated useful lives of software developments costs, resulting in an increase in amortization expense in the current quarter.

Interest income

Interest income was $3,601 for the nine-month period ended September 30, 2011 compared to $5,884 for the nine-month period ended September 30, 2010.

Interest expense

We had no interest expense in the nine-month period ended September 30, 2011.  Interest expense was $65,815 for the nine-month period ended September 30, 2010, $64,746 of which was for interest on bridge notes payable, including the bonus shares issued in connection therewith and treated as interest, and $1,069 of which was for interest on a capital lease that has now expired.

The Company’s results of operations for the nine-month periods ended September 30, 2011 and 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009.  As of September 30, 2011, we had cash and cash equivalents totaling $350,692.  Since our inception through September 30, 2011, we have incurred net losses, and at September 30, 2011, we had an accumulated deficit of $4,989,368 and total stockholders’ equity of $385,678. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at September 30, 2011.  We have budgeted capital expenditures of $25,000 for the remainder of 2011. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in either of the nine-month periods ended September 30, 2011 or 2010. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,736,180 for the nine-month period ended September 30, 2011 compared to $658,422 for the nine-month period ended September 30, 2010. In the nine-month period ended September 30, 2011, cash was used to fund a net loss of $2,828,756, reduced by non cash depreciation of $519,174, stock-based compensation expense of $299,545, non-cash common stock issued for service of $14,000, non-cash warrants issued for services of $241,960, and changes in operating assets and liabilities totaling $17,897.  In the nine-month period ended September 30, 2010, cash was used to fund a net loss of $1,349,204, reduced by non cash depreciation of $85,996, stock-based compensation expense of $131,067, common stock issued for services of $180,000, bridge loan interest of $64,746, and changes in operating assets and liabilities totaling $228,973.

Cash used in investing activities

Net cash used in investing activities totaled $247,249 for the nine-month period ended September 30, 2011, compared to $338,782 of cash used in investing activities for the nine-month period ended September 30, 2010.  In the nine-month period ended September 30, 2011, cash used in investing activities consisted of $415,283 of cash used for capitalized software development costs and equipment and $3,978 for deposits, offset by $172,012 of advances repaid by Argo. In the nine-month period ended September 30, 2010, $158,224 of cash was used for capitalized software development costs and equipment, $167,048 for advances to Argo and $13,510 for deposits.

Cash from financing activities

We did not have any financing activities in the nine-month period ended September 30, 2011.  Net cash provided by financing activities totaled $1,622,749 for the nine-month period ended September 30, 2010, and was comprised of $1,478,533 of proceeds from the sale of common stock and $150,000 for an investment subscription receivable, reduced by $5,784 used to repay capital lease obligations.

Financial condition
As of September 30, 2011, we had cash and cash equivalents of $350,692, working capital of $66,055 and total stockholders’ equity of $358,678, compared to cash and cash equivalents of $2,334,121, working capital of $2,239,393, and total stockholders’ equity of $2,658,929 at December 31, 2010.

Management has had preliminary discussions with investment bankers and prospective investors about the possibility of raising additional funds through the issuance and sale of debt and/or equity securities, however we cannot give any assurances that such efforts will ultimately be successful.  If we are not successful in raising additional equity capital or debt to help us generate sufficient cash flows to meet our obligations as they come due, we will have to reduce our overhead expenses by the reduction of headcount and other available measures.  We believe that with the cash we have on hand, the cash we expect to generate from operations, and the cash we are actively seeking to raise, we will have sufficient funds available to cover our cash requirements through the next twelve months.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. We are now in the discovery phase of this litigation, believe the case is without merit and we intend to vigorously defend ourselves in connection therewith.

Item 1A.	Risk Factors.

No applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 30, 2011, we issued 70,000 shares of Common Stock, $.001 par value, for services rendered valued at $14,000.  The shares of Common Stock were issued to the vendor without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Index to Exhibits

Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.
**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc.
(Registrant)

Date: November 14, 2011	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.
**   Furnished herewith.