Form 10-K
period 2011-12-31
RVUE HOLDINGS, INC.
filed 2012-03-30
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this  chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,640,046.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2012, there were 37,863,845 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

Part I

Item 1. Business.

Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Form 10-K, we are referring to rVue Holdings, Inc. and its wholly-owned subsidiaries, rVue, Inc. and Scan and Jam, Inc.

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

Immediately following the Transaction we transferred all of our pre-transaction assets and liabilities to our wholly-owned subsidiary Rivulet International Holdings, Inc. (“SplitCo”). Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 36,764,706 shares of our Common Stock (the “Split-Off”). Following the Transaction and Split-Off, we discontinued our former business and succeeded to the business of rVue, Inc. as our sole line of business. Accordingly, rVue, Inc., which began operations on September 15, 2009, became the accounting acquirer of the Company for financial statement purposes.

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

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our stategic media services group, we execute campaigns on behalf of advertising clients or their agencies. For the year ended December 31, 2011, we had revenue of $203,276 from the rVue platform.

In connection with the Transaction, the Company acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology. Such software and technology included the rVue DSP technology and software as well as the rVue client and server software, which allows an end user to manage and operate a DOOH network. The client software is used to manage each screen or site and the server software is used to manage the client software. rVue had licensed the client and server software to Levoip Corporation for installation in Italy. The contract was terminated effective October 6, 2010, as more fully discussed below under the heading “Revenue”.

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

As of March 20, 2012, 173 networks comprising approximately 803,000 screens and delivering over 239 million daily impressions representing the top 50 designated market area’s (“DMA”) were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Similar models have been successfully deployed for Internet DSP’s, through Internet ad networks and exchanges that utilize similar services to sell banner and other advertising by websites and Internet publishers with excess inventory to monetize their assets. For example, Yahoo's Right Media Exchange leverages Yahoo's advertisers to assist publishers in monetizing available Internet advertising inventory. Our services provide a digital advertising solution that streamlines the process of planning, buying and optimizing display advertising on DOOH display networks. rVue is designed to simplify the process of buying and selling digital display ads while connecting all the market players -- networks, advertisers, agencies, partners and developers -- from a unified platform to do business more efficiently and effectively.

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

Targeting Specific Consumer Demographics

rVue allows the advertiser to use sophisticated search tools to create a campign. Campaigns may be generated by geographic areas, i.e. DMA, radius, zip code or specific address. Demographic information such as sex, age, income and education can be selected, as can venue types, such as retail, malls, gas pumps, gyms, airports and sports stadiums. Unlike network TV or cable, the advertiser can transmit the message to individually addressable screens, digital image displays in elevators and digital billboards, among others.

Our Approach

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

We act, in certain transactions, as a principal to purchase advertising on behalf of a client who issues a purchase order for the strategic media services we provide. We contract in our name with the networks to purchase the necessary space and time to execute the campaign. In these instances, we assume the full financial risk of the campaign and are liable to the networks for the cost of network space and time.

Creative and Production Services

We utilize state-of-the-art high-definition facilities with fully-provisioned digital edit suites, a live recording studio and thousands of hours of professionally produced video and animation from our archive. We offer our customers solutions that span from concept to completion.

Customers and Market

A DOOH network is an accumulation of out of home digital displays. rVue does not own any DOOH networks, but provides a DSP that connects advertisers with networks, for a fee. rVue’s customers are the advertisers who advertise on the DOOH displays. As an internet based DSP for DOOH, rVue is a platform that intelligently connects the advertiser to these third-party networks providing an opportunity for displays and messages to be delivered to these screens and billboards. Since each display device possesses a unique addressable Internet Protocol (“IP”) address, information can be directed from advertisers, across our platform, to a single screen or a group of screens that are owned by one, or many, networks, and information regarding the frequency, location and timing of displayed advertisements can be fed back across our platform to advertisers.

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

According to PQ Media’s Global Digital Out-of-Home Media Forecast 2011-2015, the global economy continues to improve, marketers have invested more heavily in DOOH and consequently network operators have invested in more digital screens and venues. Spending rose at a 13.5% compound annual growth rate (“CAGR”) from 2005 to 2010, and PQ Media has projected that the global DOOH market “will continue to accelerate in 2011, rising 16.9% to $7.56 billion.

PQ Media breaks down the DOOH industry by two major platform segments and six venue/location categories:

1.	Digital place-based networks (“DPN”) integrate entertainment and/or informational programming with advertising narrowcast on video screens in venues such as cinema, retail, office, entertainment and transit.

2.	Digital billboards and signage (“DBBs”) communicate primarily advertising messages through LED or LCD screens, and the ads often change at predetermined times to showcase multiple brands at locations including roadside, transit, entertainment and retail.

DPN spending will advance 15.2% to $5.83 billion in 2011, as new video networks are deployed, particularly in retail venues. DBBs will continue to grow faster than DPNs, rising 23.1% in 2011 to $1.74 billion, as aggressive roadside deployments resume following the recession and expansion in the transit location continues.

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

DOOH is expected to grow at a rate roughly three times the rate for the media business overall, which Magna sees growing at between 5 to 5.5 percent from 2011 to 2016. DOOH will help drive the strong growth rate for the broader out-of-home advertising category in general, which Magna expects to grow 7.9 percent in 2011. From 2011 to 2016, total DOOH advertising revenues will double from $2.6 billion to $5.2 billion, while total out-of-home advertising revenues will increase 46.8 percent from $26.3 billion in 2011 to $38.6 billion.

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

Revenue

We earn revenue from transactions executed through the rVue platform and from network services fees. In 2010 we also earned revenue from license fees.

rVue Revenue

We earn transaction fees from advertisers and agencies for placing advertising with networks through rVue and generate advertising revenue from advertisers who engage us to execute campaigns through managed services. The transaction fee is a percentage of the advertising dollars spent on campaigns, which varies based upon the level of targeting, reporting and other assistance we provide. We act, in certain transactions, as a principal to purchase advertising on behalf of a client who issues a purchase order for the strategic media services we provide. We contract in our name with the networks to purchase the necessary space and time to execute the campaign. In these instances, we assume the full financial risk of the campaign and are liable to the networks for the cost of network space and time.

This is the focus of our business. rVue revenue for the years ended December 31, 2011 and 2010 was $203,276 and $3,275, respectively. We believe that, as the rVue platform gains traction among advertisers and agencies, we may generate additional revenue in 2012 and beyond. However, there is no assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue

We provide network services and receive fees, either under contract or on a monthly basis, from Accenture, Mattress Firm and AutoNation, all as more fully described below. Additionally, effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada that was to build and operate a DOOH network, and in anticipation of establishing the network, we provided consulting services for which we received a $50,000 fee, which we recognized over the 11-month term of the contract. Network revenue for the years ended December 31, 2011 and 2010 was $440,207 and $507,130, respectively.

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

License Fees

In 2010 we earned revenue from the licensing of our client and server software and technology to third parties, including DOOH networks. We granted an exclusive license for the use of our client and server software and technology in Italy to Levoip Corporation. Under the terms of the contract, Levoip was required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilizes the software; and (3) a 25% share of the gross third-party advertising displayed on the sites. We categorized this revenue as “License” revenue. License revenue for the year ended December 31, 2010 was $114,077. We terminated this license and the agreement effective as of October 6, 2010, and, presently, we do not have any plans to license our software.

Competition

We face competition from traditional media and advertising, as well as other aggregators of DOOH networks. Aggregators, such as Adcentricity, database operators such as Domedia, ad networks such as Vukunet, and network operators, such as Gas Station TV, Captivate and Zoom, each of whom maintains internal sales forces and negotiates directly with advertisers, as well as other brokers and agencies who contract directly with individual DOOH networks, also compete with us. In addition, advertisers may seek out networks, which maintain internal sales forces and purchase or place ad content with them directly. Our service differs, however, in that we offer both a DSP where advertisers and agencies can place content on multiple networks and can negotiate offers with those networks inside the rVue platform, and we offer managed services where we manage the entire campaign.

We distinguish our product line from our competitors' offerings by being a "one-stop shopping" source for our customers. Many competitors in our markets offer a far narrower choice of services than we offer. For example, some content providers deliver their own content, while we offer the content of multiple providers. We provide an API to connect our technology to other platforms and the proprietary operating systems that a client network may need to utilize rVue. We strive to meet every customer's needs at every level and partner with them across product lines and extensions.

Patents, Trademarks, and Licenses

Our policy is to be globally compliant with intellectual property rights. Advertisers and agencies are contractually obligated to advise us when they upload content for airing on networks via rVue for which they do not hold distribution rights. We rely on our advertisers to ensure that the content that they upload to us does not infringe on the intellectual property rights of others. We expect to pursue new patents and trademarks in 2012.

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

Employees

As of March 19, 2012, we employed 14 full time employees. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Item 1A. Risk Factors.

Not required for a smaller reporting companies. See Item 7 for the principal risk factors facing the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Fort Lauderdale, Florida, where we occupy approximately 5,500 square feet of leased office space. This facility accommodates our principal sales, marketing, operations, finance and administrative activities. We occupy the space under a lease that expires on June 30, 2013 at a monthly base rent of $6,341. We also rent, on an annual basis, an executive office in New York at a monthly rent of $2,723

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

On or about February 22, 2012, Brooke Capital Investments LLC commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them 750,000 shares of our common stock for services rendered in connection with an amended Investor Relations Consulting Agreement that we entered into with Brooke. We believe the case is without merit and intend to vigorously defend ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be adversely affected.

To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

	Fourth Quarter	Third Quarter	Second Quarter		First Quarter

Fiscal 2011 price range per common share	$.32 - $.21	$.37 - $.22	$.60 - $.23		$1.26 - $.51

Fiscal 2010 price range per common share	$1.28 - $.68	$1.35 - $.68	$2.00 - $.01	(1)	$0.00	(1)

___________

(1)	Prior to May 13, 2010 there was no active market for our Common Stock.

The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2011 was $.25 and on March 20, 2012, the last reported sales price was $.27.

Holders

According to the records of our transfer agent, as of March 20, 2012, there were 51 holders of record of our Common Stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2011:

Equity Compensation Plan Information
Number of
	Number of		securities
	securities		available for
	to be issued	Weighted-average	future issuance
	upon exercise	exercise price of	under equity
	of outstanding	of outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,722,500	$0.23	4,277,500
Equity compensation plans not approved by security holders	-	$-	-
Total	3,722,500	$0.23	4,277,500

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

Except as set forth below, we have not sold any unregistered securities, which sales were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

•	On December 14, 2011, we issued 40,000 shares of our common stock, $.001 par value, to a consultant for services rendered valued at $10,700. The shares of common stock were issued to the vendor without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

•	On February 1, 2012, we issued 150,000 shares of our common stock, $.001 par value, to a consultant for services to be rendered for the period January 1, 2012 through June 30, 2012 valued at $30,000. The shares of common stock were issued to the consultant without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

•	On February 8, 2012, we issued 325,000 shares of our common stock, $.001 par value, valued at $65,000 to the lead investor for costs and expenses incurred by it (including, without limitation, legal and administrative fees) in connection with the secured note transaction that we had entered into on January 27, 2012 with the lead and other investors. The shares of common stock were issued to the lead investor without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

•	On March 19, 2012, we issued 5,120 shares of our common stock, $.001 par value, upon the exercise of options under our 2010 Equity Incentive Plan. The shares of common stock were issued to the option holder without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2011.

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

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. As of March 20, 2012, 173 networks comprising approximately 803,000 screens and delivering over 239 million daily impressions representing the top 50 DMA’s were accessible through rVue. Through our stategic media services group, we execute campaigns on behalf of advertising clients or their agencies.

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

Results of Operations

Our results of operations for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Revenue
rVue fees	$203,276	$3,275
Network	440,207	507,130
License	-	114,077
	643,483	624,482
Costs and expenses
Cost of revenue	303,263	153,518
Selling, general and administrative expenses	3,339,359	2,389,017
Depreciation and amortization	620,339	127,097
Interest income	(3,653)	(10,617)
Interest expense	1,848	65,814
Change in fair value of derivative	(700)	-
	4,260,456	2,724,829
Loss before provision for income taxes	(3,616,973)	(2,100,347)
Provision for income taxes	-	-
Net loss	$(3,616,973)	$(2,100,347)
Net loss per common share - basic and diluted	$(0.10)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	37,298,970	20,732,647

Revenue

Revenue was $643,483 for the year ended December 31, 2011 compared to $624,482 for the year ended December 31, 2010, a $19,001 or 3.0% increase. We earned revenue in three categories as follows:

rVue fees

rVue fees were $203,276 for the year ended December 31, 2011, a $200,001 or 6,106.9% increase over the $3,275 for the year ended December 31, 2010. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2012 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2012 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network reveue was $440,207 for the year ended December 31, 2011, a $66,923 or 13.2% decrease compared to the $507,130 for the year ended December 31, 2010.

Effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada that was to build and operate a DOOH network, and in anticipation of establishing the network, we provided consulting services for which we received a $50,000 fee, which we recognized over the 11-month term of the contract. Commencing January 1, 2010, we assumed certain contract work from Argo for work performed for Accenture, AutoNation and Mattress Firm, which we consider to be network related services.

Mattress Firm operates an in-store network. We image the computers that run the in-store network in each store location, and produce and create custom content, such as in store sales promotions, to display on its network. For these services we receive $20,000 per month.

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

We assist Accenture with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. Under a contract that expires on December 31, 2012, we earn a fixed monthly fee of $11,975.

We expect to continue to receive revenue from these services to AutoNation, Mattress Firm and Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business has been to complete the development of the rVue platform during 2011. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2012.

License Fees

In 2010 we earned revenue from the licensing of our client and server software and technology to third parties, including DOOH networks. We had granted an exclusive license for the use of our client and server software and technology in Italy to Levoip Corporation and categorize this revenue as “License” revenue. License revenue for the year ended December 31, 2010 was $114,077, We terminated the Levoip agreement effective as of October 6, 2010 and recognized $55,765 of deferred revenue that was earned upon termination of the agreement. We did not generate any license fee revenue in 2011, as we presently have no plans to license our client or server software.

Cost of revenue

Cost of revenue was comprised of:

	2011	2010	Change	%
Compensation and benefits	$135,839	$130,177	$5,662	4.3%
Network Costs	10,947	11,163	(216)	-1.9%
rVue operations	152,615	8,865	143,750	1,621.5%
Communications	1,386	1,312	74	5.6%
Stock option expense	2,476	2,001	475	23.7%
Total	$303,263	$153,518	$149,745	97.5%

rVue operations expense increased in line with the increase in rVue fees. Costs include amounts payable to networks and other fixed operating expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A were $3,339,359 for the year ended December 31, 2011 compared to $2,389,017 for the year ended December 31, 2010, a $950,342 increase or 39.8%. Changes by major component of SG&A are:

	2011	2010	Change	%
Bad debt expense	$-	$37,651	$(37,651)	-100.0%
Communications	54,618	51,243	3,375	6.6%
Compensation and benefits	1,416,428	968,255	448,173	46.3%
Facility expense	174,431	183,894	(9,463)	-5.1%
Investor relations and investment banking fees	388,647	345,658	42,989	12.4%
Managed services	200,356	-	200,356	100.0%
Marketing and advertising expenses	161,538	75,423	86,115	114.2%
Office support and supply expense	153,944	91,821	62,123	67.7%
Placement agent fees	-	100,000	(100,000)	-100.0%
Professional and consulting fees	390,265	259,684	130,581	50.3%
Travel expense	72,419	45,302	27,117	59.9%
Stock based compensation expense	326,713	230,086	96,627	42.0%
	$3,339,359	$2,389,017	$950,342	39.8%

Bad debt expense was $37,651 in the year ended December 31, 2010 and represented amounts from two customers for which collection was unlikely. There was no bad debt expense in the year ended December 31, 2011.

Compensation and benefit increases of $448,173, or 46.3%, resulted from the hiring of additional employees to supplement our business developments efforts. These costs are reflected in the increased compensation and benefit costs for the year ended December 31, 2011, compared to the year ended December 31, 2010.

Investor relations and investment banking fees increased by $42,989, or 12.4%. In 2011 we hired an investment banking firm and they received total compensation of $203,294 which was comprised of (i) a fee of $70,000, and (ii) amortization of the cost of warrants they were issued amounting to $133,294. We had no such similar expense in 2010. Investor relations expense was $155,901 in 2011 compared to $314,099 in 2010, a decrease of $158,198, or 50.4%. In 2010 we had issued shares for services, the value of which was amortized over the contract periods. Other related expenses were $29,452 in 2011 compared to $31,559 in 2010, a decrease of $2,107, or 6.7%, and included event and conference fees.

Managed services expense for 2011 represented the cost to operate our contracted managed services group. We discontinued managed services at June 30, 2011. We had no comparable expense for 2010.

Marketing and advertising expense was $161,538 in 2011 compared to $75,432 in 2010, a $86,115 increase, or 114.2%, and included $80,780 for our marketplace momentum program, a promotion through which we provided free advertising to select clients on select networks. Website development fees were $6,315 and were for the re-launched rVue.com public website. We had no such similar expenses in 2010.

Office support and supply expense was $153,944 in 2011 compared to $91,821 in 2010, a $62,123 increase or 67.7%. The most significant increases were in the following categories:

•	Directors and officers insurance which increased by $20,644;

•	Payroll administrative costs which increased by $20,622;

•	Non-income taxes and fees which increased by $7,022; and

•	Domain and hosting fees which increased by $5,898.

Professional and consulting fees were $390,265 in 2011 compared to $259,684 in 2010, a $130,581 increase, or 50.3%. The most significant increases and decreases were in the following categories:

•	Directors fees which increased by $76,000 (there were no such fees payable in 2010);

•	Legal fees which increased by $44,438;

•	Accounting and auditing fees which increased by $20,506;

•	Sarbenes-Oxley internal control evaluation fees SEC related filing fees and annual meeting cost which increased by $13,037; and

•	Offset by consulting fees which decreased by $23,028.

Travel expense was $72,419 in 2011 compared to $45,302 in 2010, a $27,117 increase, or 59.9%. Airfare increased by $16,027 and lodging, meals and transportation increased by $11,090.

Stock based compensation expense was $326,713 in 2011 compared to $230,086 in 2010, a $96,627 increase, or 42.0%. Options were granted in May 2010, September 2010, December 2010 and in June, July and August 2011. The timing of grants and the amortization of the expense over the vesting period resulted in a higher expense in 2011 than in 2010.

Depreciation and amortization

Depreciation and amortization was $620,339 for the year ended December 31, 2011 compared to $127,097 for the year ended December 31, 2010, a $493,242 increase, or 388.1%. Depreciation and amortization expense is mainly for software development costs that were placed in service at the end of February 2010 and thereafter. During the three-month period ended March 31, 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs are amortized and reduced the estimated useful lives of software developments costs, resulting in an increase in amortization expense in 2011 compared to 2010.

Interest income

Interest income was $3,653 for the year ended December 31, 2011 compared to $10,617 for the year ended December 31, 2010, a $6,964 decrease, or 65.6%. In 2010, interest income included $5,671 of interest due from Argo.

Interest expense

Interest expense was $1,848 for the year ended December 31, 2011 compared to $65,814 for the year ended December 31, 2010, a $63,966 decrease, or 97.2%. Interest expense in 2011 was on the convertible notes issued on November 30, 2011. Interest expense in 2010 was $64,746 on the bridge notes and $1,068 on a capital lease that has expired.

The Company’s results of operations for the years ended December 31, 2011 and 2010 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. Through 2010 substantially all of our revenue was from Network and License fees. rVue fees were not significant in 2010. As of December 31, 2011, we had cash and cash equivalents totaling $19,917. Since our inception through December 31, 2011, we have incurred net losses, and at December 31, 2011, we had an accumulated deficit of $5,777,585 and total stockholders’ deficit of $362,196. We expect to incur losses in fiscal 2012. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at December 31, 2011. We have budgeted capital expenditures of $264,500 in 2012, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the years ended December 31, 2011 or 2010. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash provided by (used in) operating activities

Net cash used in operating activities totaled $2,261,698 for the year ended December 31, 2011 compared to $1,255,727 for the year ended December 31, 2010. In the year ended December 31, 2011, cash was used to fund a net loss of $3,616,973, reduced by non cash depreciation of $620,339, stock-based compensation expense of $329,188, common stock issued for services valued at $24,700, warrants issued for services valued at $241,960, convertible note interest of $1,848, change in fair value of derivative liability of ($700), and changes in operating assets and liabilities totaling $137,940.

In the year ended December 31, 2010, cash was used to fund a net loss of $2,100,347, reduced by non cash depreciation of $127,097, stock-based compensation expense of $232,087, bridge loan interest of $64,746 settled in shares of common stock, investor relations expense of $160,000 settled in shares of common stock, placement agent fees of $100,000 settled in shares of common stock, provision for bad debts of $37,651, and changes in operating assets and liabilities totaling $123,039.

Cash used in investing activities

Net cash used in investing activities totaled $337,506 for the year ended December 31, 2011 compared to $412,478 for the year ended December 31, 2010. In the year ended December 31, 2011, cash used in investing activities consisted of $505,640 for software development costs and $3,878 for deposits, reduced by $172,012 of advances that Argo repaid us. In the year ended December 31, 2010, cash used in investing activities consisted of $226,956 for software development costs, $172,012 advanced to Argo and $13,510 for deposits.

Cash from financing activities

Net cash provided by financing activities totaled $285,000 for the year ended December 31, 2011 compared to $4,002,209 for the year ended December 31, 2010. In the year ended December 31, 2011 we received proceeds of $285,000 from the sale of convertible promissory notes. In the year ended December 31, 2010 we received $4,007,993 of net proceeds from the sale of common stock and warrants, reduced by $5,784 used to repay capital lease obligations.

Financial condition

As of December 31, 2011, we had a working capital deficit of $670,911, an accumulated deficit of $5,777,585 and total stockholders’ deficit of $362,196, compared to working capital of $2,239,393, an accumulated deficit of $2,160,612 and stockholders’ equity of $2,658,929 at December 31, 2010. The decrease in our financial condition was due to an increase in our net loss and the use of cash on hand. In January 2012, we raised an additional $935,000 in convertible notes as discussed in Note 16 of our Consolidated Financial Statements.

We believe that with the cash we have on hand, the cash we raised in January 2012 through the sale of convertible note and the cash we expect to raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months.

At December 31, 2011 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. Management’s plans to address these concerns include (i) having raised $935,000 through the sale of convertible notes in January 2012, (ii) staff reductions in March 2012 which will result in an approximately $430,000 of annual savings, (iii) a hiring and expansion freeze, including the abandonment of plans to open new offices, until we generate sufficient revenue to warrant a change, (iv) plans to raise an additional $1.5 million through the sale of securities, and (v) the establishment of strategic relationships which we expect will lead to the generation of additional revenue opportunities.

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

Derivative Instruments

In November 2011 we entered into a Promissory Note Purchase Agreement and issued notes which are convertible into shares of our common stock. We determined under Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”) that the conversion feature is an embedded derivative. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument.

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

Risks Relating to Our Business

Our independent registered public accounting firm has concluded that substantial doubt exists about our ability to continue as a going concern as a result of recurring net losses and negative cash flows from operations.

Since inception we have sustained recurring annual net losses and negative cash flows from operations and we expect to incur operating losses and negative cash flows from operations until rVue revenues increase. We will need to raise additional funds to finance our activities and we may never be able to achieve or sustain profitability. The consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. However, our independent registered public accounting firm included an explanatory paragraph in their report indicating substantial doubt about our ability to continue as a going concern.

We will need additional capital to fund ongoing operations or unforeseen circumstances.  If such capital is not available to us, our business, operating results and financial condition may be harmed.

At December 31, 2011, we had $19,917 of cash on hand and a working capital deficit of $670,911. Our limited operating history makes it difficult to accurately forecast revenues, cash flows and cash requirements. We raised an additional $935,000 in January 2012 through the sale of convertible promissory notes and we will be required to raise additional capital to provide funding for operations in 2012. If we are unsuccessful in raising additional capital to meet our obligations as they come due, we will have to further reduce our overhead expenses by the reduction of headcount and other available measures.

We have a limited operating history, incurred losses and past performance is no guarantee of future performance.

We incurred net losses of $3,616,973 and $2,100,347 for the years ended December 31, 2011 and 2010, respectively. There can be no assurance that our business will be profitable in the future and that losses and negative cash flows from operations will not continue to be incurred. If these situations occur in the future, it could have a material adverse affect on our financial condition.

We depend upon our senior management and our business may be adversely affected if we cannot retain them.

Our success depends upon the retention of our experienced senior management with specialized industry and technical knowledge and/or industry relationships. We might not be able to find qualified replacements for our senior management if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We have entered into employment agreements with (i) Jason Kates, our CEO, which is for an initial term of three years, and (ii) David Loppert, our CFO, which is for an initial term of two years. We do not have employment agreements with Jennifer Bolt, our Chief Strategy Officer, Dawn Rahicki, our Chief Marketing Officer, and Jay Wilson, our Chief Technology Officer. We do not have key-man life insurance covering any of our employees.

If we fail to increase the number of our advertising clients or participating DOOH networks and if we fail to retain those clients, our revenues and our business will be harmed.

Our business plan is to derive a substantial portion of our revenue from advertisers participating in rVue and willing to offer to display their commercials on our participating DOOH networks.  We launched rVue in September 2009 and in the year ended December 31, 2011 we did not have significant rVue related advertising revenue.  Our growth depends in large part on increasing the number of our advertising clients and participating DOOH networks.  Our customers may decide not to continue to use our solutions in favor of other means of placing advertising or because of budgetary constraints or other reasons.

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

The effects of the ongoing global economic downturn may adversely impact our business, operating results or financial condition.

Unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of a continuing recession, increases in the rates of default and bankruptcy, may lead our customers to cease doing business with us or to reduce or delay that business or their payments to us, and our results of operations and financial condition could be adversely affected by these actions.  These challenging economic conditions also may result in:

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

While our marketing efforts do not currently involve significant expenditures, we expect that we will invest more heavily in direct marketing or online or traditional advertising in 2012 and beyond.  If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

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

We may discover that the technology we use infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors may claim rights in patents, copyrights, or other intellectual property that will prevent, limit or interfere with our ability to provide our services either in the United States or, as we expand, in international markets.  Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain future working capital financing, if required;
•	additions or departures of key personnel;
•	limited "public float" following the Transaction, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;
•	sales of our Common Stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	our inability to develop or acquire new or needed technology.

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

There is currently a limited trading market for our Common Stock and we cannot ensure that a more liquid one will ever develop or be sustained.

To date there has been an illiquid trading market for our Common Stock.  We cannot predict how liquid the market for our Common Stock might become.  Our Common Stock is quoted for trading on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board").  As soon as is practicable, we anticipate applying for listing of our Common Stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our Common Stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our Common Stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

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

If our stockholders sell substantial amounts of our Common Stock in the public market, including shares issued in the past private placements, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Investor relations activities may affect the price of our stock.

We expect to, and continue to, utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We have compensated and expect to continue to compensate investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  We have issued 800,000 shares of restricted stock, and have reserved an additional 750,000 shares of restricted stock for issuance, and incurred cash expenses of approximately $10,000 per month for the year ended December 31, 2011 for these activities, and such amounts may be continued or increased in the future.  In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued, which may impact the trading market our Common Stock.

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

If the price per share of our Common Stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of December 31, 2011, we had (i) outstanding options to purchase 3,722,500 shares of our Common Stock at a weighted average exercise price of $0.23 per share, and (ii) outstanding warrants to purchase 9,674,995 shares of our Common Stock at a weighted average exercise price of $.93 per share. On January 27, 2012 we issued 3,057,666 Series C warrants to purchase shares of our Common Stock at an exercise price of $.20 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock and result in additional dilution of the existing ownership interests of our common stockholders.

Conversion of our convertible notes may have a dilutive effect on our Common Stock.

On January 27, 2012, we issued convertible secured promissory notes (“New Notes”) with an aggregate principal amount of $1,233,067. Principal and accrued interest is due at maturity on January 31, 2013 (the “Maturity Date”). If, prior to maturity, we consummate a financing or related financing of equity securities with aggregate gross proceeds of a least $500,000 (collectively, a “Subsequent Offering”) then all of the unpaid principal amount of the New Notes and any accrued but unpaid interest thereon shall automatically be deemed converted into fully paid and non-assessable securities of the Company sold in the Subsequent Offering (the “Subsequent Offering Securities”) on the same terms and conditions as the other investors in the Subsequent Offering; provided, however, that the number of Subsequent Offering Securities to be issued to the holders of the New Notes upon such conversion shall be equal to the quotient, rounded to the nearest whole number, obtained by dividing (x) the unpaid principal amount of the New Note plus any accrued but unpaid interest thereon by the lower of (y) 70% of the price per security issued in the Subsequent Offering or (z) $.20 (the “Conversion Price”). If no Subsequent Offering is closed by the Company by the Maturity Date, then all of the unpaid principal and interest due under the New Notes will be due and payable, and may, at the option of the noteholders, be converted into shares of our common stock at a conversion price of $0.20. In the event that we fail to raise $1.5 million in common equity by July 24, 2012, the Conversion Price shall be reduced from $.20 to $.10 and the exercise price of the Series C warrants shall be reduced to $.10. Conversion of the New Notes and exercise of the related warrants would have a dilutive effect on our Common Stock.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses, and therefore no corrective actions were taken.

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

Name	Age	Positions with the Company

Jason Kates	51	Chief Executive Officer, President and Chairman of the Board
Jennifer Bolt	48	Chief Strategy Officer
David Loppert	57	Chief Financial Officer
Dawn Rahicki	49	Chief Marketing Officer
Jay Wilson	32	Chief Technology Officer
Robert Chimbel	57	Director
Michael Mullarkey	44	Director
Patrick O’Donnell	51	Director
Robert Roche	49	Director

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

Michel Mullarkey, Director

Michael Mullarkey has served as a director of ours since December 21, 2010 and is chairman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees of the Board. Mr. Mullarkey is C-Level digital executive with extensive build-up/turnaround expertise in both entrepreneurial and established companies in internet, social media & advertising/marketing services. He has served as a Board member for public and private companies and non-profits, foreign and US, with extensive work experience in the Americas, Europe, and Asia. He is currently the Managing Partner of ODK Capital Management which invests in Social Media, Cloud based Software and Emerging Technology with patented or disruptive technologies. Mr. Mullarkey founded, built, and managed, Workstream, Inc., a provider of SaaS based Talent Management Software, serving from 2001 through September 2010 in roles to include Chief Executive Officer, Chairman of the Board and Acting CFO. Under his leadership, Workstream customer successes included Chevron, The Gap, Home Depot, Kaiser Permanente, Motorola, Nordstrom, VISA and Wells Fargo. His previous 10 years experience with SONY Electronics as SVP of Diversified Markets, with P&L responsibility for Business-to-Business Sales and Marketing for $1.2B Specialty Markets business. Mr. Mullarkey was instrumental in the launch and success of several products such as DIRECTV and Web TV. Mr. Mullarkey is a Board Member and supporter Cystic Fibrosis Foundation.

Patrick O’Donnell, Director

Patrick O’Donnell has served as a director of ours since December 21, 2010 and is chairman of the Nominating and Governance Committee, and is a member of the Audit and Compensation Committees of the Board. He is a private investor and entrepreneur, and a senior business and technology executive with over 25 years experience and a proven record of delivering success within the financial services industry. Since 2005, Mr. O’Donnell's primary activity has been in running his private hedge fund. From 1997 through 2004 Mr. O’Donnell served as the chief technology officer of UBS Investment Bank and a member of its management board. Prior thereto he held senior positions within UBS and its predecessors. Mr. O’Donnell was selected as a director because of his extensive experience as an executive officer of a major international corporation. Mr. O’Donnell has experience in leading a 6,000 person technology organization and combines that expertise with numerous global businesses, including experience in: equity, interest rates, derivatives, foreign exchange, commodities, energy and corporate finance. Mr. O’Donnell is a member of the NYSE Liffe US board. NYSE Liffe is the global derivatives business of the NYSE Euronext group.

Robert Roche, Director

Robert Roche has served as a director of ours since March 9, 2012. He is an entrepreneur, attorney and private equity investor and conducts numerous business operations throughout Asia and the United States. He is a co-founder and Chairman of the Board of Directors of Acorn International, Inc. (NYSE: ATV), a multi-platform media and branding company and one of the first companies in China to use TV direct sales programs, often referred to as TV infomercials, in combination with non-TV direct sales platforms and a nationwide distribution network to market and sell consumer products. He is also the co-founder and Chairman of Oak Lawn Marketing, one of the largest infomercial company in Japan. He has lived in Japan and China for more than 27 years. Mr. Roche received his bachelor's degree in Economics and Japanese Studies from Illinois State University in 1985 and a J.D. degree from the University of Denver in 1988. Mr. Roche was selected as a director because of his extensive experience in executive capacities with two large international corporations and his extensive experience in TV direct sales.

Executive Officer Biographies

See Jason Kates’ biography above.

Jennifer Bolt, Chief Strategy Officer

Jennifer Bolt has served as our Chief Strategy Officer Since May 2011. Bolt is a 22- year media veteran. Prior to joining rVue, Bolt served at two Omnicom agencies leading media strategy – at TracyLocke as Executive Director/Media & Innovation from January 2010 through May 2011 and as Director of Media Services from June 2003 through January 2007, and at The Integer Group as Senior Vice President/Media Innovation, from January 2007 through January 2010, and as VP/Media Director from September 1994 to June 2003. Bolt was responsible for media strategy and buying for all clients and managed media billings in excess of $250 million. Prior to joining Omnicom, Bolt worked for Levenson & Hill, a privately held advertising firm, and TM Advertising, both located in Dallas, Texas. Bolt graduated from Oklahoma State University in 1986 with a bachelor of science degree in Radio, TV and Film.

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

Dawn Rahicki, Chief Marketing Officer

Dawn Rahicki has served as our chief marketing officer since September 2009. Rahicki joined Argo in June 2008 as senior vice president of marketing and business development and was promoted in 2009 to chief marketing officer. Prior thereto, Rahicki served as president of The Illume Group, Inc., where she was responsible for the acquisition and development of clients in real estate, business solutions, digital printing/graphics and digital technology industries. Prior to The Illume Group, she led the in-house creative department for a $12 billion privately-held company and the operations and account service team for a multi-million dollar marketing firm.  Rahicki earned a bachelor’s degree in marketing from Barry University in 1995, as well as certificates from New York University in Film Production, Nova Southeastern University in Management, Coach University for Executive Coaching and credits toward a masters degree from Nova Southeastern University.

Jay Wilson, Chief Technology Officer

Jay Wilson has served as our chief technology officer since September 2009. Wilson joined Argo in June 1999 as an assistant software technician and was promoted a number of times between April 2000 and May 2008 when he was appointed chief technology officer. As chief technology officer, Wilson is responsible for driving the development and delivery of all technology offerings and integrations for rVue. For more than 10 years, Wilson’s leadership, strategy and innovative ideas as a leading technologist have come from his firm belief that technological excellence is a strong differentiator for all organizations, particularly when they are translated into consumer-based applications. While at rVue, Wilson has led the design and development of rVue’s proprietary suite of digital distribution technologies. This includes rVue’s cloud-based transcoding engine, rVue’s demand-side platform (DSP) and most recently rVue’s proprietary content verification and tracking technologies, which allow rVue to exclusively provide customers with real-time tracking of an ad campaign or content airing using cloud-based geocoding and managements systems. Wilson graduated magna cum laude from Florida Atlantic University in 2001 with a bachelor’s of science degree in computer engineering.

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

Name	Independent	Audit	Compensation	Nominating and Governance

Robert Chimbel (Chair Compensation)	√	√	√	√
Michael Mullarkey (Chair Audit)	√	√	√	√
Patrick O’Donnell (Chair Nominating)	√	√	√	√
Jason Kates	--	--	--	--

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

Board Meetings and Committees; Annual Meeting Attendance

The Board held 5 regular meetings during the year ended December 31, 2011. Mr. O’Donnell attended 3 of these 5 meetings. All other directors were present for all meetings. The Board acted by unanimous written consent 3 times during the year ended December 31, 2011. The Audit Committee held 6 meetings during the year ended December 31, 2011. All members were present for all meetings.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders. One director attended the 2011 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2011.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2011 and 2010 to our chief executive officer (principal executive officer) and the Company’s other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary $(c)	Bonus $(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	All Other Compen- sation ($)(i)	Total ($)(j)

Jason Kates	2011	$220,195	$25,000	$-	$-	$-	$245,195
Chief Executive Officer	2010	142,845	231,885	-	187,899	-	562,629

Jennifer Bolt (2)	2011	125,898	-	-	23,012	-	148,910
Chief Strategy Officer	2010	-	-	-	-	-	-

David Loppert	2011	156,834	10,000	-	-	-	166,834
Chief Financial Officer	2010	80,000	-	-	89,371	-	169,371

Dawn Rahicki	2011	117,217	-	-	25,988	-	143,205
Chief Marketing Officer	2010	64,137	-	-		-	64,137

Jay Wilson	2011	136,000	-	-	6,497	-	142,497
Chief Technical Officer	2010	83,785	-	-	36,200	-	119,985

________________________

(1)	The amount in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.
(2)	Appointed May 16, 2011.

Named Executive Officer Compensations

Jason Kates

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

On May 13, 2010, Mr. Kates was granted 10-year stock options to purchase 1,000,000 shares of Common Stock exercisable at $.22 per share. 500,000 shares vested on November 13, 2010 and 500,000 shares vested on May 13, 2011. On September 17, 2010, Mr. Kates was granted 10-year stock options to purchase an additional 300,000 shares of Common Stock exercisable at $.22 per share. The options vested on March 17, 2011.

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

On May 13, 2010, Mr. Loppert was granted 10-year stock options to purchase 500,000 shares of Common Stock exercisable at $.20 per share. 250,000 shares vested on November 13, 2010 and 250,000 shares vested on May 13, 2011. On September 17, 2010, Mr. Loppert was granted 10-year stock options to purchase an additional 100,000 shares of Common Stock exercisable at $.20 per share. The options vested on March 17, 2011.

Jennifer Bolt

We have not entered into an employment agreement with Ms. Bolt. On July 16, 2011 Ms. Bolt was granted 10-year stock options to purchase 100,000 shares of Common Stock exercisable at $.30 per share. 33,334 options vested on January 16, 2012, 33,333 options vest on July 16, 2012 and 33,333 options vest on January 16, 2013.

Dawn Rahicki

We have not entered into an employment agreement with Ms. Rahicki. On May 13, 2010, Ms. Rahicki was granted 10-year stock options to purchase 75,000 shares of Common Stock exercisable at $.20 per share. The options vest 25% six months after the grant date and the balance ratably over 18 months commencing on the seventh month after the grant date. On September 17, 2010, Ms. Rahicki was granted 10-year stock options to purchase an additional 100,000 shares of Common Stock exercisable at $.20 per share. 50,000 options vested on March 17, 2011 and 50,000 options vested on September 16, 2011. On August 1, 2011, Ms. Rahicki was granted 10-year stock options to purchase an additional 100,000 shares of Common Stock exercisable at $.34 per share. The options vested on February 1, 2012.

Jay Wilson

We have not entered into an employment agreement with Mr. Wilson. On May 13, 2010, Mr. Wilson was granted 10-year stock options to purchase 150,000 shares of Common Stock exercisable at $.20 per share. The options vest 25% six months after the grant date and the balance ratably over 18 months commencing on the seventh month after the grant date. On September 17, 2010, Mr. Wilson was granted 10-year stock options to purchase an additional 100,000 shares of Common Stock exercisable at $.20 per share. 50,000 options vested on March 17, 2011 and 50,000 options vested on September 16, 2011. On August 1, 2011, Mr. Wilson was granted 10-year stock options to purchase an additional 25,000 shares of Common Stock exercisable at $.34 per share. The options vested on February 1, 2012.

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

______________________________

(1)	Generally, Good Reason in the above agreements include the material diminution of the executives’ duties, any material reduction in base salary without consent, the relocation of the geographical location where the executive performs services or any other action that constitutes a material breach by rVue under the employment agreements.

Outstanding Equity Awards At 2011 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2011. There are no outstanding stock awards held by the Named Executive Officers:

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Jason Kates	1,000,000	-		-	$0.22	05/13/20
	300,000	-		-	$0.22	09/17/20

David Loppert	500,000	-		-	$0.20	05/13/20
	100,000	-		-	$0.20	09/17/20

Dawn Rahicki	65,625	9,375	(1)	-	$0.20	05/13/20
	100,000	-		-	$0.20	09/17/20
	100,000	-		-	$0.34	08/01/21

Jay Wilson	131,250	18,750	(1)	-	$0.20	05/13/20
	100,000	-		-	$0.20	09/17/20
	25,000	-		-	$0.34	08/01/21

Jennifer Bolt	33,334	66,666	(2)	-	$0.30	07/16/21

___________________________

(1)	1/3 vested on March 13, 2012, and 1/3 will vest on each of April 13, 2012 and May 13, 2012.
(2)	33,333 options vest on July 16, 2012 and 33,333 options vest on January 16, 2013.

Director Compensation

	Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation		Total
Name	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(g)		(h)

Robert Chimbel	$20,000	$-	$-	$-		$20,000
Michael Mullarkey	$36,000	$-	$-	$10,000	(1)	$46,000
Patrick O'Donnell	$20,000	$-	$-	$-		$20,000

_______________________

(1)	Other compensation consists of consulting fees paid to Mr. Mullarkey.

On May 10, 2011 our Board approved the following non-employee director compensation: The chairman of the audit committee receives a quarterly fee, effective January 1, 2011 of $9,000. Other committee members receive a quarterly fee of $5,000. Directors who are otherwise employed by us are not compensated for their services on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 20, 2012, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) our executive officers and directors as a group. Except as otherwise indicated, the address of each stockholder listed below is: c/o rVue Holdings, Inc., 100 NE 3rd Avenue, Suite 200, Ft. Lauderdale, FL 33301.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Directors and Executive Officers:
Jason Kates (2)	5,714,147	14.6%
David Loppert (3)	2,090,266	5.4%
Dawn Rahicki (4)	460,979	1.2%
Jay Wilson (5)	385,558	1.0%
Jennifer Bolt (6)	33,334	*
Robert Chimbel (7)	300,000	*
Michael Mullarkey (8)	200,000	*
Patrick O'Donnell (9)	866,666	2.3%
Robert Roche (10)	11,116,666	26.5%
All directors and executive officers as a group (9 persons)	21,167,616	44.4%
5% Shareholders:
Acorn Composite Corp. (11)	9,166,666	21.6%
9746 South Roberts Road
Palos Hills, IL 60465

__________

* Less than 1%.

(1)	Applicable percentages are based on 37,863,845 shares outstanding as of March 20, 2012. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, rVue believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.
(2)	Includes: (i) 1,300,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report, (ii) 25,238 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report and (iii) 1,304,546 shares owned by Argo by virtue of the fact that Mr. Kates is the sole director and officer of Argo and has sole voting power over such shares.
(3)	Includes (i) 600,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report, and (ii) 126,192 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report.
(4)	Includes 265,325 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(5)	Includes 256,250 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report. .
(6)	Includes 33,334 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.

(7)	Includes 300,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(8)	Includes 200,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report.
(9)	Includes: (i) 200,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report, and (ii) 333,333 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report.
(10)	Includes: (i) 200,000 shares issuable upon exercise of options that are exercisable within 60 days of the date of this report, (ii) 4,583,333 shares of common stock and 4,583,333 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report that are owned by Acorn Composite Corp. Mr. Roche is the sole owner of Acorn Composite Corp., and may be deemed to have voting and dispositive power over the securities owned by Acorn Composite Corp., and (iii) 325,000 shares of common stock and 1,625,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report that are owned by iVue Holdings, LLC. Mr. Roche may be deemed to have voting and dispositive power over the securities owned by iVue Holdings, LLC. Mr. Roche is the grantor of the trust that owns the majority member of iVue Holdings, LLC. His sister is the manager of both iVue Holdings, LLC and the majority member of iVue Holdings, LLC.
(11)	Includes 4,583,333 shares of common stock and 4,583,333 shares issuable upon the exercise of warrants that are exercisable within 60 days of the date of this report. Mr. Roche is the sole owner of Acorn Composite Corp., and may be deemed to have voting and dispositive power over the securities owned by Acorn Composite Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year 2010, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

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

The Transaction

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., from Argo as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”). Prior to May 13, 2010, the Company was a shell company in the development stage, had no revenue, and its efforts were devoted to entering the automobile export business. During late March 2010, we were approached by representatives of Argo and rVue to consider a transaction, and on May 13, 2010 we agreed to acquire the assets of rVue, as described below. Thereafter, we determined to continue the business of rVue as our sole business and terminated our efforts to enter the automobile export business by selling such business to our controlling stockholder. Current management was not involved in the evaluation and decision by the prior controlling shareholders, officers and directors to participate in the Asset Purchase and to change the Company’s line of business and capitalization, but current management believes that the acquisition and change in the line of business was desirable as a means to pursue a business with what it believes are greater prospects. Pursuant to the terms and conditions of the Asset Purchase Agreement, at the closing of the Transaction, we acquired all of Argo’s assets, including all of the issued and outstanding shares of rVue, Inc. and the business of rVue from Argo for the consideration of 12,500,000 shares of the Company's Common Stock. These shares are subject to a lock-up agreement with the Company and may not be sold or otherwise transferred while they continue to be subject to the lock-up. As of May 13, 2010, Argo owned approximately 67% of our issued and outstanding shares of Common Stock. Mr. Kates, as the sole director and chief executive officer of Argo, has the sole power to vote all of the shares issued to Argo. As of March 20, 2012, Mr. Kates controls or has the power to vote 1,304,363 of the original 12.5 million shares Argo received.

Transaction with iVue Holdings, LLC

In connection with the sale of the New Notes on January 27, 2012, we agreed to reimburse iVue Holding, LLC (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, a director of the Company who beneficially owns 23.5% of our Common Stock, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. In addition Patrick O’Donnell, another one of our directors, is a minority member of the Lead Investor.

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

The following table shows the fees for services provided by RubinBrown for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$70,500	$27,500
Audit Related Fees (2)	7,000	5,750
Tax Fees (tax-related services)	6,000	4,000
All other fees	-	-
Total Fees	$83,500	$37,250

____________________

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees — these fees relate primarily to audit related consulting and assistance with registration statements.

All services provided by and all fees paid to RubinBrown in fiscal 2011 and 2010 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

(b)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Subscription Agreement.	8-K	05/19/10	10.1
10.2	Form of Registration Rights Agreement.	8-K	05/19/10	10.2
10.3	Form of Lockup Agreement.	8-K	05/19/10	10.3
10.4	Placement Agent Agreement, dated May 1, 2010, between Rvue, Inc. and RAMPartners SA.	8-K	05/19/10	10.4
10.5	Placement Agent Agreement, dated June 2, 2010, between rVue Holdings, Inc. and Viewpoint Securities, LLC.	10-K	03/01/11	10.5
10.6	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.7	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.8	Stock Purchase Agreement dated as of May 13, 2010, by and between Rvue Holdings, Inc., and the Buyers listed therein.	8-K	05/19/10	10.7
10.9	Employment Agreement between the Company and Jason M. Kates. *	8-K	05/19/10	10.8
10.10	Amendment to Jason Kates Employment Agreement. *	10-K	03/01/11	10.1
10.11	Employment Agreement between the Company and David A. Loppert. *	8-K	05/19/10	10.9
10.12	Amendment to David Loppert Employment Agreement. *	10-K	03/01/11	10.12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
10.13	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.14	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.15	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.16	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.17	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.18	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.19	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.20	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.21	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.22	Services Agreement between Accenture LLP and RMS Networks, Inc. effective as of April 26, 2006, as amended.	8-K	12/03/10	10.20
10.23	rVue Services and License Agreement by and between Argo Digital Solutions, Inc. and Levoip Corporation dated as of May 5, 2009.	8-K	12/03/10	10.21
10.24	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.25	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.26	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.27	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.28	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.29	Form of Warrant.	8-K	02/01/12	4.2
10.30	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.31	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.32	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
16.1	Letter from Salberg & Company, P.A., dated June 10, 2010.	8-K	12/11/10	16.1
16.2	Letter from De Joya Griffith & Company, LLC, dated June 10, 2010.	8-K	12/11/10	16.2
21.1**	List of Subsidiaries.
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2012.

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

Name	Title	Date

/s/ Jason Kates Jason Kates	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2012

/s/ David Loppert David Loppert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ Robert Chimbel Robert Chimbel	Director	March 30, 2012

/s/ Michael Mullarkey Michael Mullarkey	Director	March 30, 2012

/s/ Patrick O’Donnell Patrick O’Donnell	Director	March 30, 2012

/s/ Robert Roche	Director	March 30, 2012
Robert Roche

 Report Of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders

rVue Holdings, Inc.

We have audited the accompanying consolidated balance sheets of rVue Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RubinBrown LLP

St. Louis, Missouri

March 30, 2012

rVUE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$19,917	$2,334,121
Accounts receivable, net of allowance for doubtful accounts of $37,651 in 2010	105,203	24,867
Prepaid expenses	180,573	38,461
Due from Argo Digital Solutions, Inc.	-	172,012
Total current assets	305,693	2,569,461
Property and equipment, net	46,829	25,972
Software development costs	244,498	380,054
Deposits	17,388	13,510
	$614,408	$2,988,997

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$202,142	$70,493
Accrued expenses	456,339	227,600
Convertible notes	185,248	-
Derivative liability	100,900	-
Deferred revenue	31,975	31,975
Total current liabilities	976,604	330,068

Commitments and contingencies (Notes 11 and 15)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at December 31, 2011 and 2010
37,383,725 and 37,273,725 shares issued and outstanding at
December 31, 2011 and 2010, respectively	37,384	37,274
Additional paid-in capital	5,378,005	4,782,267
Accumulated deficit	(5,777,585)	(2,160,612)
Total stockholders' equity (deficit)	(362,196)	2,658,929
	$614,408	$2,988,997

See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010
Revenue
rVue fees	$203,276	$3,275
Network	440,207	507,130
License	-	114,077
	643,483	624,482
Costs and expenses
Cost of revenue	303,263	153,518
Selling, general and administrative expenses	3,339,359	2,389,017
Depreciation and amortization	620,339	127,097
Interest income	(3,653)	(10,617)
Interest expense	1,848	65,814
Change in fair value of derivative	(700)	-
	4,260,456	2,724,829
Loss before provision for income taxes	(3,616,973)	(2,100,347)
Provision for income taxes	-	-
Net loss	$(3,616,973)	$(2,100,347)
Net loss per common share - basic and diluted	$(0.10)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	37,298,970	20,732,647

See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	$-	10,000,000	$10,000	$242,464	$(60,265)	$192,199
Merger consideration and net liabilities assumed - rVue Holdings, Inc.	-	-	8,750,000	8,750	(80,949)	-	(72,199)
Common stock sold in Private Placement on May 13, 2010	-	-	4,000,000	4,000	796,000	-	800,000
Bridge loans converted to common stock on May 13, 2010	-	-	1,025,000	1,025	203,975	-	205,000
Bridge loan bonus shares and interest, May 13, 2010	-	-	323,730	324	64,422	-	64,746
Common stock issued for investor relations services	-	-	800,000	800	159,200	-	160,000
Common stock sold on August 27, 2010	-	-	250,000	250	49,750	-	50,000
Common stock sold on September 17, 2010	-	-	3,000,000	3,000	597,000	-	600,000
Common stock and warrants sold on December 21, 2010	-	-	8,624,995	8,625	2,578,875	-	2,587,500
Common stock issued for placement agent fees	-	-	500,000	500	99,500	-	100,000
Stock issuance expenses	-	-	-	-	(160,057)	-	(160,057)
Stock-based compensation expense	-	-	-	-	232,087	-	232,087
Net loss	-	-	-	-	-	(2,100,347)	(2,100,347)
Balance, December 31, 2010	-	-	37,273,725	37,274	4,782,267	(2,160,612)	2,658,929
Common stock issued for services	-	-	110,000	110	24,590	-	24,700
Warrants issued for services	-	-	-	-	241,960	-	241,960
Stock-based compensation expense	-	-	-	-	329,188	-	329,188
Net loss	-	-	-	-	-	(3,616,973)	(3,616,973)
Balance, December 31, 2011	-	$-	37,383,725	$37,384	$5,378,005	$(5,777,585)	$(362,196)

 See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2011	2010
Operating activities
Net loss	$(3,616,973)	$(2,100,347)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	620,339	127,097
Stock-based compensation expense	329,188	232,087
Common stock issued for services	24,700	-
Warrants issued for services	241,960	-
Accrued convertible note interest	1,848	-
Change in fair value of derivative liability	(700)	-
Bridge loan interest settled with shares of common stock	-	64,746
Investor relations expenses settled with shares of common stock	-	160,000
Placement agent fees settled with shares of common stock	-	100,000
Provision for bad debts	-	37,651
Changes in operating assets and liabilities:
Accounts receivable	(80,336)	(62,518)
Prepaid expenses	(142,112)	(37,700)
Accounts payable	131,649	57,963
Accrued expenses	228,739	222,600
Deferred revenue	-	(57,306)
Cash used in operating activities	(2,261,698)	(1,255,727)

Investing activities
Payments for property, equipment and software development	(505,640)	(226,956)
Repayments by (advances to) Argo Digital Solutions, Inc.	172,012	(172,012)
Changes in deposits	(3,878)	(13,510)
Cash used in investing activities	(337,506)	(412,478)

Financing activities
Proceeds from common stock and warrants issued for cash, net of offering costs	-	4,007,993
Proceeds from convertible notes	285,000	-
Repayment of capital lease obligations	-	(5,784)
Cash provided by financing activities	285,000	4,002,209

Increase/(decrease) in cash and cash equivalents	(2,314,204)	2,334,004
Cash and cash equivalents, beginning of year	2,334,121	117
Cash and cash equivalents, end of year	$19,917	$2,334,121

Supplemental disclosures of cash flow information
Interest paid	$-	$1,068
Income taxes paid	$-	$-

Supplements disclosure of non-cash investing and financing activities
Bridge loans converted to shares of common stock	$-	$205,000

 See the accompanying notes to consolidated financial statements.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“We”, “rVue” or the “Company”), was incorporated in the State of Nevada on November 12, 2008. We are an advertising technology company that has developed and operates an integrated advertising exchange and digital distribution platform for the Digital Out-of-Home (“DOOH”) industry. Prior to May 13, 2010, we were a shell company in the development stage, had no revenue, and our efforts were devoted to entering the automobile export business.

On March 29, 2010, we filed an Amended and Restated Articles of Incorporation to, among other things: (1) change our name from “Rivulet International, Inc.” to “rVue Holdings, Inc.”; and (2) increase the number of our authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc., a Delaware corporation ("rVue, Inc.") from Argo Digital Solutions, Inc., a Delaware corporation ("Argo"), as well as any and all assets related to the rVue business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010. We disposed of our pre-transaction assets and liabilities and succeeded to the business of rVue as our sole line of business. rVue, Inc., which began operations on September 15, 2009, became the accounting acquirer of the Company for financial statement purposes.

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, useful lives of capitalized software developments costs and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally two to five years. Depreciation for equipment commences once it is placed in service and depreciation for leasehold improvements, if any, commences once they are ready for their intended use and are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.  Maintenance and repair costs are expensed as incurred.

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our DSP. Capitalized software development costs typically include direct labor and related overhead for software which we produce, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public. We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Derivative Instruments

In November 2011 we entered into a Promissory Note Purchase Agreement and issued notes which are convertible into shares of our common stock. We determined under Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”) that the conversion feature is an embedded derivative. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument.

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

Stock Based Compensation

We have elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock options on the grant dates. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 12, “Stockholders’ Equity and Stock-Based Compensation”.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements. See Note 13, “Income Taxes” for additional information.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities. The carrying amounts of convertible notes approximates their fair value based on the recentness of the transaction. The embedded derivative liability is reported at fair value calculated using a binomial lattice model.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Advertising and Marketing Expenses

We expense advertising and marketing costs in the period in which they are incurred. For the years ended December 31, 2011 and 2010 advertising and marketing expenses totaled $161,538 and $12,088, respectively.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $5,777,585 at December 31, 2011. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) staff reductions, (iii) a hiring and expansion freeze, and (iv) the establishment of strategic relationships which we expect will lead to the generation of additional revenue opportunities. Subsequent to December 31, 2011, we completed a private placement of convertible debt. See Note 16 “Subsequent Events – Convertible Notes” for further information.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we incurred losses attributable to common stockholders during the years ended December 31, 2011 and 2010, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2011 and 2010. Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2011	2010
Numerator:
Net loss	$(3,616,973)	$(2,100,347)
Denominator:
Weighted-average shares outstanding	37,298,970	20,732,647
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	37,298,970	20,732,647
Basic and diluted loss per share	$(0.10)	$(0.10)

______

(1)     The following stock options and warrants outstanding as of December 31, 2011 and 2010 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2011	2010
Stock options	1,192,613	799,417
Warrants	109,643	-
Convertible notes	1,140,000	-
	2,442,256	799,417

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 4 – Asset Purchase Transaction and Reverse Recapitalization

On May 13, 2010, we acquired all of the issued and outstanding capital stock and the business of rVue, Inc. from Argo, as well as any and all assets related to the rVue, Inc. business held by Argo, pursuant to an asset purchase agreement, dated as of May 13, 2010 (the "Asset Purchase Agreement"), by and between Argo, rVue, Inc. and the Company (the “Transaction”), in exchange for 12,500,000 shares of our common stock, or approximately 67% of our then outstanding shares of common stock upon the close of the Transaction. The Transaction was completed on May 13, 2010, and rVue, Inc. became a wholly-owned subsidiary of the Company. The Transaction was treated as a reverse recapitalization of rVue, Inc. for accounting purposes and rVue, Inc. is the accounting acquiror of the Company for financial statement purposes. We succeeded to the business of rVue, Inc. and disposed of our pre-merger assets.

Private Placement

On May 13, 2010, we accepted subscriptions for a total of 32 units in a private placement, consisting of an aggregate 4,000,000 shares of our common stock, for a per unit purchase price of $25,000 (the “Private Placement”). We received gross proceeds of $800,000. In addition, on May 13, 2010, holders of $205,000 of bridge notes converted their loans to 1,348,730 shares of our common stock.  On August 27, 2010, we accepted subscriptions for a total of 2 units in the Private Placement, consisting of an aggregate 250,000 shares of our common stock, for a per unit purchase price of $25,000. We received gross proceeds of $50,000. On September 10, 2010, we accepted subscriptions for a total of 24 units in the Private Placement, consisting of an aggregate 3,000,000 shares of our common stock, for a per unit purchase price of $25,000. We received gross proceeds of $600,000. We terminated the Private Placement on September 17, 2010. We engaged one party to serve as placement agent in connection with the Private Placement. The placement agent received a cash fee of 8 percent of the gross proceeds of the units sold by them in the Private Placement.

Convertible Bridge Loan

In March 2010 and April 2010, in contemplation of the Transaction, rVue, Inc. entered into a series of note purchase agreements to receive loans up to $205,000 (the “Bridge Loans”). The Bridge Loans were evidenced by promissory notes that bore interest at the rate of 10% per annum, (“Bridge Notes”), and were secured by substantially all of rVue, Inc.’s assets. The Bridge Notes were issued to bridge rVue, Inc.’s funding requirements through the conclusion of the Transaction. All of the Bridge Notes were convertible, at the holder’s option, at the conclusion of the Transaction or completion of a similar financing transaction. The Bridge Notes were due and payable on the earlier of the completion of the Transaction or September 2, 2010. Principal and accrued but unpaid interest was convertible to securities of the same type issued in the Private Placement on the same terms and conditions of other investors. In addition, upon closing of the Private Placement related to the reverse merger, we were required to issue to each lender, without further consideration, shares of our common stock equal to 30% of the note principal plus accrued but unpaid interest (the “Bonus Shares”), whether or not the lender converted its principal and interest. For accounting purposes these Bonus Shares are considered additional interest expense. All of the Bridge Notes were converted and the Bonus Shares were issued into an aggregate 1,348,730 shares of our common stock as part of the merger on May 13, 2010.

Split-Off Transaction

Immediately following the closing of the Transaction and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Transaction assets and liabilities to our then wholly-owned subsidiary, Rivulet International Holdings, Inc. (“SplitCo”), a Delaware corporation that was incorporated on May 4, 2010. Thereafter, pursuant to a Stock Purchase Agreement, we transferred all of the outstanding capital stock of SplitCo to one our stockholders in exchange for the cancellation of 36,764,706 shares of our common stock.

Common Stock Issued for Services

On May 13, 2010, we issued 800,000 shares of our common stock for Investor Relations services that were to be rendered in the future. We valued the shares at the contemporaneous Private Placement price of $.20 per share for a total of $160,000 which we recognized ratably from July 1, 2010 through December 31, 2010, the period during which the services were provided.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Approval of Equity Incentive Plan

On October 1, 2009, rVue, Inc. adopted the rVue, Inc. 2009 Stock Incentive Plan (“2009 Plan”) pursuant to which rVue, Inc.’s. Board of Directors could grant awards totaling up to 2,000,000 common shares to officers, employees and non-employees. As of May 13, 2010, no awards of any type were granted under the 2009 Plan and it was terminated on May 13, 2010 in connection with the Transaction.

On May 12, 2010, shareholders representing a majority of our voting shares approved the 2010 rVue Holdings Equity Incentive Plan (the “Plan”) and reserved 3,750,000 shares of our common stock for issuance pursuant to awards under the Plan. At our annual meeting on August 30, 2011, shareholders representing a majority of our voting shares approved increasing the number of shares available for issuance pursuant to the Plan to 8,000,000 shares of our common stock. The Plan is intended as an incentive to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. See Note 12, “Stockholders’ Equity and Stock Based Compensation” for additional information.

Note 5 - Financial Instruments

Cash and Cash Equivalents

The following table summarizes the fair value of our cash and cash equivalents at December 31, 2011 and 2010:

	2011	2010
Cash	$16,097	$17,210
Cash equivalents - money market funds	3,820	2,316,911
Total cash and cash equivalents	$19,917	$2,334,121

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from two of our customers accounted for 72.8% and 19.0% of accounts receivable as of December 31, 2011, and 56.4% and 35.0% of accounts receivable as of December 31, 2010. We had no allowance for doubtful accounts at December 31, 2011. At December 31, 2010, we had recorded an allowance for doubtful accounts of $37,651 to provide for two receivables which we considered uncollectible and which were written off in 2011. Bad Debt expense was $0 and $37,651 for the years ended December 31, 2011 and 2010, respectively. See Note 15 “Concentrations” for additional information.

Note 6 – Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable directly or indirectly.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

We are responsible for the valuation process and as part of this process we used data from an outside source to establish fair value. We performed due diligence to understand the inputs used or how the data was calculated or derived, and we corroborated the reasonableness of external inputs in the valuation process.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011
Assets:
Cash equivalents - money market funds	$3,820	$-	$-	$3,820
Liabilities:
Derivative liability	$-	$-	$100,900	$100,900
December 31, 2010
Assets:
Cash equivalents - money market funds	$2,316,911	$-	$-	$2,316,911

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of derivative liabilities, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets for the year ended December 31, 2011:

Balance, January 1, 2011	$-
Purchases, issuances, sales and settlements	101,600
Realized and unrealized (gains) losses included in earnings	(700)
Transfers into or out of level 3	-
Balance, December 31, 2011	$100,900

Note 7 – Property and Equipment

	Estimated Useful Lives (Years)	2011	2010

Computers and software	2-5	$89,757	$22,959
Equipment	3	22,574	21,575
		112,331	44,534
Less accumulated depreciation and amortization		(65,502)	(18,562)
Property and equipment, net		$46,829	$25,972

Depreciation expense was $46,940 and $14,533 for the years ended December 31, 2011 and 2010, respectively.

Note 8 – Software Development Costs

	Estimated Useful Lives (Months)	2011	2010
Software development costs	18	$930,461	$492,618
Less accumulated amortization		(685,963)	(112,564)
Software development costs, net		$244,498	$380,054

Amortization expense was $573,399 and $112,564 for the years ended December 31, 2011 and 2010, respectively.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 9 – Accrued Expenses

	2011	2010
Investor relations fees	$150,000	$108,752
Personnel costs	131,703	38,252
Directors fees	57,000	-
Professional fees	44,494	45,500
Network costs	29,323	-
Deferred rent	26,642	16,016
Other	17,177	9,080
Consulting fees	-	10,000
	$456,339	$227,600

Note 10 – Convertible Notes

On November 30, 2011 and on December 21, 2011 we entered into certain Promissory Note Purchase Agreements (“PNPA’s”) in the aggregate principal amount of $285,000 with certain investors, including our Chief Executive Officer and our Chief Financial Officer (the “PNPA Investors”). We issued $285,000 of Secured Convertible Secured Promissory Notes (the “Notes”). The Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on November 30, 2012 (the “Maturity Date”). In the that event we enter into a strategic investment prior to the Maturity Date, the holder may, at their option, convert the unpaid principal and interest into shares of our common stock at 75% of the price paid by the strategic investor. At maturity, at the option of the holder, unpaid principal and interest may be converted into shares of our common stock at a conversion price of $.25.

We determined that the conversion feature in the Notes is an embedded derivative as defined in ASC 815. The key factors in this analysis included: (i) determining that the conversion feature met the definition of a derivative, and (ii) that a scope exception was not applicable to the Company, as the conversion feature was not considered indexed to the Company’s own stock, due to the various potential adjustments to the conversion price.

Derivative financial instruments are initially measured at their fair value and are then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. At November 30, 2011 we valued the derivative instrument at $101,600 and at December 31, 2011 we valued the derivative instrument at $100,900, recognizing a $700 change in fair value.

The initial fair value of the derivative was recorded as a reduction of the Notes. This original issue discount will be amortized as interest expense over the term of the Notes. At December 31, 2011, the Notes are carried at $185,248, which is net of unamortized original issue discount of $101,900.

On January 27, 2012, we entered into certain Secured Promissory Note Purchase Agreements (“New Agreements”). The PNPA Investors agreed to convert their Notes into new notes issued under the New Agreements and accordingly the debt was deemed replaced with new debt. See Note 16 “Subsequent Events” for additional information.

Note 11 - Commitments and Contingencies

Lease Commitments

From January through July, 2010, we subleased our office space from Argo under a month to month arrangement. Effective July 1, 2011, we entered into a non-cancelable operating lease expiring in June 2013 for our office facilities in Ft. Lauderdale. The lease provides for one 3-year option to renew. In October 2011, we also entered into a one-year non-cancelable executive office lease in New York.

Future minimum lease payments under these non-cancellable leases at December 31, 2011 are as follows:

Year ending December 31,
2012	$103,760
2013	46,727
Total future minimum payments	$150,487

Rent expense was $79,974 and $89,948 for the years ended December 31, 2011 and 2010, respectively.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Contracts with Customers

In the normal course of business we enter into contracts with customers, which outline the terms of the relationship.  The terms include, among other things, the method of computing our revenue, the quantity, type and specifications of services, software and products to be provided and penalties we would incur in the case of not performing.  The period of the contracts is defined either by project or time.

Employment Agreements

From time to time, we enter into employment agreements with certain of our employees. These agreements typically include bonuses, some of which are performance-based in nature. In May 2010, we entered into an employment agreement with an employee under which we were obligated to pay a bonus of up to $240,000 based on the “net profits” of the business with three of our customers. At December 31, 2010, we had paid $227,000, and the balance, $4,885, was paid in January 2011. No additional amounts are due.

Retirement Plan

We have a 401(k) plan that covers all eligible employees. We are not required to contribute to the plan, and we did not make any employer contributions during the years ended December 31, 2011 or 2010.

Legal Matters

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

Note 12 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We have ten million shares of authorized preferred stock, $0.001 par value, none of which is issued or outstanding. Under the terms of our Restated Articles of Incorporation, our board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of our authorized but unissued shares of preferred stock.

Common Stock

We have one hundred forty million shares of authorized common stock, $0.001 par value, of which 37,383,725 and 37,273,725 shares were issued and outstanding at December 31, 2011 and 2010, respectively. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of our directors.

Post Transaction and Reverse Capitalization Issuances

On August 16, 2010, we entered into a one-year Investor Relations Consulting Agreement and agreed to issue 2 million shares of our common stock for investor relations services to be rendered. On October 15, 2010, we and the consultant agreed to reduce the number of shares to be issued to 1,450,000.  On April 21, 2011 we and the consultant agreed to further reduce the number of shares to be issued to 750,000. We valued the services and the shares to be issued at the contemporaneous Private Placement price of $.20 per share for a total of $150,000 to be recognized over the service period of twelve months. At December 31, 2011 the shares had not been issued as we are disputing the services rendered by the consultant. On or about February 22, 2012, the consultant filed suit against us for breach of contract. See Note 16 “Subsequent Events - Legal Matters” for further information.

On December 21, 2010, we accepted subscriptions for a total of 103.5 units in a confidential private offering for accredited investors and non-US persons only. Each unit, priced at $25,000, comprised (i) 83,333 shares of the Company’s common stock, and (ii) warrants to purchase 83,333 shares of common stock at $1.00 per share. We received gross proceeds of $2,587,500 and in the aggregate issued 8,624,995 shares of common stock and warrants to purchase 8,624,995 shares of common stock at an exercise price of $1.00. See “Common Stock Warrants” below in this Note 12 for additional information. We terminated the offering on December 21, 2010. We engaged two parties to serve as placement agents in connection with this offering. One placement agent received a cash fee of 10 percent of the gross proceeds of the units sold by them in this offering. The other placement agent has claimed that it is owed fees for the total gross proceeds we received, which we have disputed, and this matter is now in litigation. See Note 11, “Commitments and Contingencies - Legal Matters” for additional information.

Common Stock Warrants

We have issued warrants, all of which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number	Exercise Price	Date of Issue	Date of Expiration
Series A	Private Placement	8,624,995	$1.00	December 2010	December 2022
Series B	Investor Relations Services	50,000	$0.37	May 2011	May 2016
Series B	Investment Banking Services	1,000,000	$0.35	June 2011	June 2016

The valuation of the warrants utilized the following assumptions in the BSM option-pricing model:

Class of Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
Series A	$1,064,497	0.0%	73.0%	12.0	3.2%	December 21, 2010
Series B	$13,457	0.0%	95.1%	5.0	2.2%	May 21, 2011
Series B	$228,503	0.0%	97.0%	5.0	1.8%	June 30, 2011

The weighted average fair value of warrants issued during the years ended December 31, 2011 and 2010 were $0.23 and $0.21, respectively.

Our computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. We do not expect to pay dividends.

Stock Incentive Plans

rVue 2009 Stock Incentive Plan

On October 1, 2009, rVue, Inc. adopted the rVue, Inc. 2009 Stock Incentive Plan (“2009 Plan”) pursuant to which rVue, Inc.’s. board of directors could grant awards totaling up to 2,000,000 common shares to officers, employees and non-employees. As of May 13, 2010, no awards of any type were granted under the 2009 Plan and it was terminated on May 13, 2010 in connection with the Transaction.

2010 rVue Holdings Equity Incentive Plan

On May 12, 2010, shareholders representing a majority of our voting shares approved the 2010 rVue Holdings Equity Incentive Plan (the “Plan”) and reserved 3,750,000 shares of our common stock for issuance pursuant to awards under the Plan. At our annual meeting on August 30, 2011, shareholders representing a majority of our voting shares approved increasing the number of shares available for issuance pursuant to the Plan to 8,000,000 shares of our common stock. The Plan is intended as an incentive, to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes options granted in each of the years ended December 31, 2011 and 2010:

Grant Date	Number		Exercise Price	Fair Value	Period over which compensation expense is recognized
May 13, 2010	2,512,500	(1)	$.20 - $.22	$311,130	6 - 24 months
September 17, 2010	865,000		$.20 - $.22	$106,914	6 - 12 months
December 21, 2010	600,000		$0.30	$112,357	6 months
June 17, 2011	100,000		$0.30	$23,012	6 - 18 months
August 1, 2011	125,000		$0.34	$32,485	6 months

____________

(1)     480,000 were subsequently forfeited.

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Year Ended December 31,
	2011	2010
Expected life (years)	5.7	5.6
Expected volatility	96.7%	81.4%
Risk-free interest rate	1.7%	1.9%
Dividend yield	0.0%	0.0%
Weighted-average estimated fair value of options granted during the year	$0.25	$0.15

Our computation of expected life is determined based on the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. Our computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. We do not expect to pay dividends. While we believe these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used.

Stock-based compensation expense included in our Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2011	2010
Cost of revenue	$2,475	$2,002
Selling, general and administrative expenses	326,713	230,085
	$329,188	$232,087

We expect to record stock-based compensation expense of $24,880 and $217 in the years ending December 31, 2012 and 2013, respectively.

Stock Option Activity

The following table summarizes the activities for our options for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,502,500	$0.22
Granted	225,000	$0.32
Exercised	—	—
Forfeited	(5,000)	$0.20
Expired	—	—
Outstanding on December 31, 2011	3,722,500	$0.23	8.62	$106,625
Exercisable at December 31, 2011	3,430,319	$0.23	8.57	$85,516
Expected to vest after December 31, 2011	292,181	$0.26	9.30	$-

The aggregate intrinsic is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $.25 of our common stock on December 30, 2011. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes additional information regarding outstanding and exercisable stock options at December 31, 2011:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
$0.20	1,597,500	8.55	$0.20	1,557,195	$0.20
$0.22	1,300,000	8.55	$0.22	1,300,000	$0.22
$0.30	700,000	9.55	$0.30	633,334	$0.30
$0.34	125,000	8.84	$0.34	125,000	$0.34
	3,722,500	8.62	$0.23	3,615,529	$0.23

Note 13 - Income Taxes

The provision for income taxes for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Current tax expense
Federal	$—	$—
State	—	—
Total current taxes	—	—
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—
Provision for income taxes	$—	$—

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards.  We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the years ended December 31, 2011 and 2010, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2011 and 2010, the significant components of our deferred tax assets and liabilities were as follows:

	2011	2010
Net operating loss	$1,665,792	$587,722
Stock option expense	210,455	86,581
Stock compensation	178,647	163,126
Other	104,612	-
Bad Debt Reserve	-	14,168
Deferred revenue	12,032	12,032
Capitalized software	(4,496)	(55,506)
Net deferred tax asset	2,167,042	808,123
Less: Valuation Allowance	(2,167,042)	(808,123)
Net deferred taxes	$-	$-

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes, with the amount computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2011 and 2010, is as follows:

	2011	2010
Federal tax benefit, at statutory rate of 34%	$(1,229,771)	$(714,118)
State income taxes	(131,296)	(76,242)
Meals and entertainment	2,148	1,622
Change in valuation allowance	1,358,919	788,738
Provision for income taxes	$-	$-

At December 31, 2011, we had a federal net operating loss carryforwards of approximately $4,400,000 that will expire beginning in 2030. Current or future ownership changes may limit the future realization of these net operating losses.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations.  As of January 1, 2011, we had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in our unrecognized tax benefits during the year ended December 31, 2011.  We did not recognize any interest or penalties during 2011 or 2010 related to unrecognized tax benefits.  Tax years from 2008 through 2010 remain subject to examination by major tax jurisdictions.

Note 14- Related Party Transactions

In September 2009 we and Argo entered into a Transition Services Agreement (the “Agreement”). Argo agreed to provide certain general and administrative services, including labor, technology, facilities and other services to us on an as needed basis in exchange for cash consideration. The Agreement was terminated on May 13, 2010 and, pursuant to the Asset Purchase Agreement, any and all advances and payments made by us to or on behalf of Argo and owing by Argo to us were to be repaid by Argo on or prior to May 13, 2011, with interest at ten (10%) percent per annum. At December 31, 2010, we had advanced a net of $172,012 to Argo, including accrued interest of $9,753. On January 17, 2011, Argo repaid the balance then outstanding in full.

We paid consulting fees of $10,000 and $30,000 during the years ended December 31, 2011 and 2010, respectively, to a consultant who was appointed to our board of directors in December 2010, and we reimbursed the director $9,920 and $10,461 in the years ended December 31, 2011 and 2010, respectively, for out-of pocket expenses incurred in connection with our business.

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with an entity that is wholly owned by a stockholder who beneficially owns more than 5% of our common stock. For the year ended December 31, 2011 we did not receive any significant commissions under this agreement.

Note 15 - Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

We maintain deposit balances at a financial institution that, from time to time, may exceed federally insured limits.  At December 31, 2011, we did not have any deposits in excess of federally insured limits.

Concentrations of Revenues

For the year ended December 31, 2011, four customers accounted for 39.8%, 22.7%, 19.3% and 11.9% of total revenues. For the year ended December 31, 2010, four customers accounted for 39.5%, 23.1%, 18.3% and 10.6% of total revenues.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 16 - Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

Convertible Notes

On January 27, 2012, we entered into Secured Promissory Note Purchase Agreements (“New Agreements”) with investors (“New Investors”) for the purchase of promissory notes (“New Notes”) with an aggregate principal amount of $935,000. The PNPA Investors agreed to convert their Notes, totaling $288,067, into New Notes. We issued to the New Investors and the PNPA Investors New Notes with an aggregate principal amount of $1,223,067 and warrants to purchase 3,057,666 shares of our common stock at $.20 per share, exercisable for a period of five years (the “Series C Warrants”). The New Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on January 31, 2013 (the “Maturity Date”). If, prior to maturity, we consummate a financing or related financing of equity securities with aggregate gross proceeds of a least $500,000 (collectively, a “Subsequent Offering”) then all of the unpaid principal amount of the New Notes and any accrued but unpaid interest thereon shall automatically be deemed converted into fully paid and non-assessable securities of the Company sold in the Subsequent Offering (the “Subsequent Offering Securities”) on the same terms and conditions as the other investors in the Subsequent Offering; provided, however, that the number of Subsequent Offering Securities to be issued to the holders of the New Notes upon such conversion shall be equal to the quotient, rounded to the nearest whole number, obtained by dividing (x) the unpaid principal amount of the New Note plus any accrued but unpaid interest thereon by the lower of (y) 70% of the price per security issued in the Subsequent Offering or (z) $.20 (the “Conversion Price”). If no Subsequent Offering is closed by the Company by the Maturity Date, then all of the unpaid principal and interest due under the New Notes will be due and payable, and may, at the option of the New Investors, be converted into shares of our common stock at a conversion price of $0.20. In the event that we fail to raise $1.5 million in common equity by July 24, 2012, the Conversion Price shall be reduced from $.20 to $.10 and the exercise price of the Series C Warrants shall be reduced to $.10.

We determined that the conversion feature in the New Notes and the Series C warrants are embedded derivatives as defined in ASC 815. Derivative financial instruments are initially measured at their fair value and are then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. At January 27, 2012 we valued the embedded derivative conversion feature at $705,100 and the derivative warrants at $.134 per warrant. We determined the fair value of the embedded derivative conversion feature and the derivative warrants based on available data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instruments.

Legal Matters

On or about February 22, 2012, Brooke Capital Investments LLC commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them 750,000 shares of our common stock for services rendered in connection with an amended Investor Relations Consulting Agreement that we entered into with Brooke. We believe the case is without merit and intend to vigorously defend ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be adversely affected.

Related Party Transactions

In connection with the sale of the New Notes, we agreed to reimburse an investor (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our common stock at our election. On February 8, 2012, we issued 325,000 shares of our common stock to the Lead Investor as payment. One of our directors, who is the sole shareholder of a company that beneficially controlled 12.3% of our outstanding shares of common stock on January 27, 2012, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. In addition another one of our directors is a minority member of the Lead Investor.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Subscription Agreement.	8-K	05/19/10	10.1
10.2	Form of Registration Rights Agreement.	8-K	05/19/10	10.2
10.3	Form of Lockup Agreement.	8-K	05/19/10	10.3
10.4	Placement Agent Agreement, dated May 1, 2010, between Rvue, Inc. and RAMPartners SA.	8-K	05/19/10	10.4
10.5	Placement Agent Agreement, dated June 2, 2010, between rVue Holdings, Inc. and Viewpoint Securities, LLC.	10-K	03/01/11	10.5
10.6	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.7	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.8	Stock Purchase Agreement dated as of May 13, 2010, by and between Rvue Holdings, Inc., and the Buyers listed therein.	8-K	05/19/10	10.7
10.9	Employment Agreement between the Company and Jason M. Kates. *	8-K	05/19/10	10.8
10.10	Amendment to Jason Kates Employment Agreement. *	10-K	03/01/11	10.1
10.11	Employment Agreement between the Company and David A. Loppert. *	8-K	05/19/10	10.9
10.12	Amendment to David Loppert Employment Agreement. *	10-K	03/01/11	10.12
10.13	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.14	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.15	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.16	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.17	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.18	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.19	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.20	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.21	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.22	Services Agreement between Accenture LLP and RMS Networks, Inc. effective as of April 26, 2006, as amended.	8-K	12/03/10	10.20
10.23	rVue Services and License Agreement by and between Argo Digital Solutions, Inc. and Levoip Corporation dated as of May 5, 2009.	8-K	12/03/10	10.21
10.24	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.25	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.26	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.27	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.28	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.29	Form of Warrant.	8-K	02/01/12	4.2

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
10.30	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.31	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.32	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
16.1	Letter from Salberg & Company, P.A., dated June 10, 2010.	8-K	12/11/10	16.1
16.2	Letter from De Joya Griffith & Company, LLC, dated June 10, 2010.	8-K	12/11/10	16.2
21.1**	List of Subsidiaries.
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
***