Form 10-Q
period 2012-03-31
RVUE HOLDINGS, INC.
filed 2012-05-15
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 14, 2012 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	38,240,512

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$256,040	$19,917
Accounts receivable	16,424	105,203
Prepaid expenses	134,703	180,573
Total current assets	407,167	305,693
Property and equipment, net	37,657	46,829
Software development costs	187,366	244,498
Deposits	17,488	17,388
	$649,678	$614,408

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$179,009	$202,142
Accrued expenses	445,344	456,339
Convertible notes	319,238	185,248
Derivative liability	1,106,000	100,900
Series C warrants	553,438	-
Deferred revenue	31,975	31,975
Total current liabilities	2,635,004	976,604

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at March 31, 2012 and December 31, 2011
37,863,845 and 37,383,725 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	37,864	37,384
Additional paid-in capital	5,488,145	5,378,005
Accumulated deficit	(7,511,335)	(5,777,585)
Total stockholders' deficit	(1,985,326)	(362,196)
	$649,678	$614,408

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue
rVue fees	$16,319	$124,443
Network	115,169	112,038
	131,488	236,481
Costs and expenses
Cost of revenue	56,209	104,269
Selling, general and administrative expenses	927,847	933,112
Depreciation and amortization	123,668	125,518
Interest income	(136)	(2,357)
Interest expense	296,483	-
Change in fair value of derivative instruments	443,711	-
Loss on early extinguishment of debt	17,456	-
	1,865,238	1,160,542
Loss before provision for income taxes	(1,733,750)	(924,061)
Provision for income taxes	-	-
Net loss	$(1,733,750)	$(924,061)
Net loss per common share - basic and diluted	$(0.05)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	37,663,796	37,273,725

 See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	-	$-	37,383,725	$37,384	$5,378,005	$(5,777,585)	$(362,196)
Common stock issued for services	-	$-	475,000	475	94,525	-	95,000
Common stock issued upon exercise of options	-	-	5,120	5	(5)	-	-
Stock-based compensation expense	-	-	-	-	15,620	-	15,620
Net loss	-	-	-	-	-	(1,733,750)	(1,733,750)
Balance, March 31, 2012	-	$-	37,863,845	$37,864	$5,488,145	$(7,511,335)	$(1,985,326)

See the accompanying notes to condensed consolidated financial statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Operating activities
Net loss	$(1,733,750)	$(924,061)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	123,668	125,518
Stock-based compensation expense	15,620	160,871
Common stock issued for services	95,000	-
Convertible loan interest	296,361	-
Change in fair value of derivative instruments	443,711	-
Loss on early extinguishment of debt	17,456	-
Changes in operating assets and liabilities:
Accounts receivable	88,779	156
Prepaid expenses	45,870	(26,848)
Accounts payable	(23,133)	70,398
Accrued expenses	(10,995)	99,792
Cash used in operating activities	(641,413)	(494,174)
Investing activities
Payments for property, equipment and capitalized software development	(57,364)	(148,971)
Repayments by Argo Digital Solutions, Inc.	-	172,012
Change in deposits	(100)	-
Cash provided by (used in) investing activities	(57,464)	23,041
Financing activities
Proceeds from convertible notes	935,000	-
Cash provided by financing activities	935,000	-
Increase (decrease) in cash and cash equivalents	236,123	(471,133)
Cash and cash equivalents, beginning of period	19,917	2,334,121
Cash and cash equivalents, end of period	$256,040	$1,862,988

See the accompanying notes to condensed consolidated financial statements.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“We”, “rVue” or the “Company”), was incorporated in the State of Nevada on November 12, 2008. We are an advertising technology company that has developed and operates an integrated advertising exchange and digital distribution platform – rVue – for the Digital Out-of-Home (“DOOH”) industry.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, useful lives of capitalized software developments costs and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K (the “2011 Form 10-K”).

The unaudited condensed consolidated statement of operations for the three months ended March 31, 2012 is not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $7,511,335 at March 31, 2012. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to help meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) staff reductions, (iii) a hiring and expansion freeze, and (iv) the establishment of strategic relationships which we believe will lead to the generation of additional revenue opportunities. Subsequent to March 31, 2012, we raised an additional $300,000 through the sale of secured convertible promissory notes. See Note 12 “Subsequent Events” for further information.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three months ended March 31, 2012 and 2011, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three months ended March 31, 2012 and 2011. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities, and shares issuable upon the conversion of notes, to the extent that such conversion feature is exercised.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss	$(1,733,750)	$(924,061)
Denominator:
Weighted-average shares outstanding	37,663,796	37,273,725
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	37,663,796	37,273,725
Basic and diluted loss per share	$(0.05)	$(0.02)

(1)	The following stock options, warrants and convertible notes outstanding as of March 31, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Stock options	405,312	3,497,500
Warrants	361,460	8,624,995
Convertible notes	6,180,365	-
	6,947,137	12,122,495

Note 4 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of March 31, 2012, and December 31, 2011:

	March 31,	December 31,
	2012	2011
Cash	$26,051	$16,097
Cash equivalents - money market funds	229,989	3,820
Total cash and cash equivalents	$256,040	$19,917

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from three of our customers accounted for 55.0%, 23.7% and 21.1% at March 31, 2012, and 72.8% and 19.0% from two of our customers at December 31, 2011. We had no allowance for doubtful accounts at either March 31, 2012 or at December 31, 2011.

Note 5 – Fair Value Measurements

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

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

We are responsible for the valuation process and as part of this process we used data from an outside source to establish fair value. We performed due diligence to understand the inputs used or how the data was calculated or derived, and we corroborated the reasonableness of external inputs in the valuation process.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Assets:
Cash equivalents - money market funds	$229,989	$-	$-	$229,989
Liabilities:
Derivative liability	$-	$-	$1,106,000	$1,106,000
Series C warrants	$-	$-	$553,438	$553,438
December 31, 2011
Assets:
Cash equivalents - money market funds	$3,820	$-	$-	$3,820
Liabilities:
Derivative liability	$-	$-	$100,900	$100,900

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets. The fair value of derivative liabilities, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

The following table summarizes the valuation techniques, the inputs and the ranges used to determine the fair value of our Level 3 embedded derivatives and Series C warrants at March 31, 2012:

Liability	Fair Value	Valuation Technique	Unobservable Input	Range (low)	Range (high)	Average	Note

Embedded derivative in New Notes	$ 1,106,000	Binomial lattice model simulation	Size of Subsequent Offering	$ -	$4,302,000	$1,999,000	(1)
			Timing of Subsequent Offering (lattice step)	(374)	165	54	(2)
			Volatility	nm	nm	75.0%

Series C Warrants	$ 0.181	Binomial lattice model simulation	Size of Subsequent Offering	$ -	$3,956,000	$2,002,000	(1)
			Timing of Subsequent Offering (lattice step)	(59)	30	9	(2)
			Volatility	nm	nm	75.0%

Notes:

(1)	In the embedded derivative fair value calculation, two of the 100,000 lattice model iterations simulated a negative Subsequent Offering (as defined in Note 7 – Convertible Notes below) size due to the inputs used. In the warrant fair value calculation, three of the 100,000 iterations simulated a negative Subsequent Offering size. These negative values do not have a material effect on the average values or the overall result of the simulations.

(2)	Based on the minimum extreme distribution applied in the analyses, certain iterations of the simulation imply a Subsequent Offering prior to the valuation date. When this occurs, the model assumes that no Subsequent Offering took place. This ensures that there is less than a 100% probability of a Subsequent Offering taking place, which we believe is reasonable.

The significant unobservable inputs used in the fair value measurement of our embedded derivative instrument and the Series C Warrants include the expected size and timing of a Subsequent Offering, as well as the assumed forward volatility. Significant increases or decreases in any of those inputs in isolation would result in lower or higher fair value measurement. In general the fair value of the embedded derivatives are (i) inversely related to the size of a Subsequent Offering, (ii) are positively related to the expected timing of a Subsequent Offering and (iii) are positively related to the assumed forward volatility.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Rollforward of Level 3 Liabilities

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three- month period ended March 31, 2012:

Balance, January 1, 2012	$100,900
Purchases	1,114,827
Settlements	(76,700)
Realized and unrealized (gains) losses included in earnings	520,411
Transfers into or out of level 3	-
Balance, March 31, 2012	$1,659,438

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2012 and December 31, 2011:

Prepaid expenses	March 31, 2012	December 31, 2011
Consulting fees	$-	$16,200
Insurance	8,814	16,109
Investor relations fees	20,000	10,000
Licenses and subscriptions	47,398	20,958
Other	-	1,612
Rent	15,252	15,252
Services	5,363	5,233
Unamortized investment banking fee warrants	37,876	95,209
	$134,703	$180,573

Property and Equipment	Estimated Useful Lives	March 31,	December 31,
	(Years)	2012	2011
Computers and software	2 - 5	$89,757	$89,757
Furniture and equipment	3	22,574	22,574
Gross property and equipment		112,331	112,331
Less accumulated depreciation		(74,674)	(65,502)
Net property and equipment		$37,657	$46,829

Depreciation expense was $9,172 and $10,736 for the three months ended March 31, 2012 and 2011, respectively.

Software Development Costs	Estimated Useful Lives	March 31,	December 31,
	(Months)	2012	2011
Software development costs	18	$987,825	$930,461
Less accumulated amortization		(800,459)	(685,963)
Net software development costs		$187,366	$244,498

Amortization expense was $114,496 and $114,782 for the three months ended March 31, 2012 and 2011, respectively.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Expenses	March 31,	December 31,
	2012	2011
Investor relations fees	$163,100	$150,000
Personnel costs	138,161	131,703
Directors fees	77,667	57,000
Professional fees	33,825	44,494
Deferred rent	21,032	26,642
Network costs	6,365	29,323
Other	5,194	17,177
	$445,344	$456,339

Note 7 – Convertible Notes

In November and December 2011 we entered into certain Promissory Note Purchase Agreements (“PNPAs”) in the aggregate principal amount of $285,000 with certain investors, including our Chief Executive Officer and our Chief Financial Officer (the “PNPA Investors”). We issued $285,000 of Secured Convertible Secured Promissory Notes (the “Notes”). The Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on November 30, 2012. In the event we enter into a strategic investment prior to November 30, 2012, the holder may, at their option, convert the unpaid principal and interest into shares of our common stock at 75% of the price paid by the strategic investor. At maturity, at the option of the holder, unpaid principal and interest may be converted into shares of our common stock at a conversion price of $.25.

We determined that the embedded conversion feature in the Notes is a derivative as defined in Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”). The key factors in this analysis included: (i) determining that the conversion feature met the definition of a derivative, and (ii) that a scope exception was not applicable to the Company, as the conversion feature was not considered indexed to the Company’s own stock, due to the various potential adjustments to the conversion price.

Derivative financial instruments are initially measured at their fair value and are then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. At November 30, 2011 we valued the derivative instrument at $101,600 and at December 31, 2011 we valued the derivative instrument at $100,900, recognizing a $700 change in fair value.

The initial fair value of the derivative was recorded as a reduction of the Notes. This original issue discount will be amortized as interest expense over the term of the Notes. At December 31, 2011, the Notes were carried at $185,248, which is net of unamortized original issue discount of $101,600. On January 27, 2012 the Notes, which with accrued interest, had an outstanding balance of $288,067, were exchanged, as discussed below. The Notes were carried at $193,911, net of unamortized original issue discount of $76,700, resulting in a loss on early extinguishment of the Notes of $17,456, and a gain of $24,200 on the change in the fair value of derivatives.

On January 27, 2012, we entered into Secured Promissory Note Purchase Agreements (“New Agreements”) with investors (“New Investors”) for the purchase of promissory notes (“New Notes”) with an aggregate principal amount of $935,000. The PNPA Investors agreed to convert their Notes, totaling $288,067, into New Notes. We issued to the New Investors and the PNPA Investors New Notes with an aggregate principal amount of $1,223,067 and warrants to purchase 3,057,666 shares of our common stock at $.20 per share, exercisable for a period of five years (the “Series C Warrants”). The New Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on January 31, 2013 (the “Maturity Date”). If, prior to maturity, we consummate a financing or related financing of equity securities with aggregate gross proceeds of a least $500,000 (collectively, a “Subsequent Offering”) then all of the unpaid principal amount of the New Notes and any accrued but unpaid interest thereon shall automatically be deemed converted into fully paid and non-assessable securities of the Company sold in the Subsequent Offering (the “Subsequent Offering Securities”) on the same terms and conditions as the other investors in the Subsequent Offering; provided, however, that the number of Subsequent Offering Securities to be issued to the holders of the New Notes upon such conversion shall be equal to the quotient, rounded to the nearest whole number, obtained by dividing (x) the unpaid principal amount of the New Note plus any accrued but unpaid interest thereon by the lower of (y) 70% of the price per security issued in the Subsequent Offering or (z) $.20 (the “Conversion Price”). If no Subsequent Offering is closed by the Company by the Maturity Date, then all of the unpaid principal and interest due under the New Notes will be due and payable, and may, at the option of the holder, be converted into shares of our common stock at a conversion price of $0.20. In the event that we fail to raise $1.5 million in common equity by July 24, 2012, the Conversion Price shall be reduced from $.20 to $.10 and the exercise price of the Series C Warrants shall be reduced to $.10.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 10,2012, we amended the New Agreement to: (i) increase the maximum aggregate principal amount of the Notes issuable under the New Agreement to $1,775,000 from $1,275,000, (ii) remove the ratchet provision in the New Agreement and all references thereto in the Notes and Warrants, and (iii) change the collateral agent with respect thereto - See Note 12 - “Subsequent Events”.

We determined that the embedded conversion feature in the New Notes and the Series C Warrants are derivatives as defined in ASC 815. At January 27, 2012 we valued the embedded derivative conversion feature of the New Notes at $705,100 and the Series C Warrants at $.134 per warrant. The initial fair value of the derivatives was recorded as a reduction of the New Notes. This original issue discount will be amortized as interest expense over the term of the Notes. At March 31, 2012, the New Notes are carried at $319,238, which includes accrued interest of $13,006 and which is net of unamortized original issue discount of $916,835. Because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs, management has determined it is not practical to estimate the fair value of the New Notes.

At March 31, 2012 we valued the embedded derivative conversion feature of the New Notes at $1,106,000 and the Series C Warrants at $.181 per warrant, resulting in an increase of the amount reflected as derivative liabilities and a loss on the change in the fair value of derivatives of $544,611.

Note 8 - Income Taxes

There is no income tax benefit for the losses for the three-month periods ended March 31, 2012 and 2011, respectively, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2011, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended March 31, 2012. We did not recognize any interest or penalties during 2011 related to unrecognized tax benefits, or through the period ended March 31, 2012.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the three-month period ended March 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	3,722,500	$0.23
Options granted	-	$-
Options exercised	(56,880)	$0.20
Options forfeited	(5,620)	$0.22
Balance at March 31, 2012	3,660,000	$0.23	8.38	$109,800
Exercisable at March 31, 2012	3,571,045	$0.23	8.36	$107,131
Expected to vest after March 31, 2012	88,955	$0.27	9.00	$-

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

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

We did not grant any options during the three-month periods ended March 31, 2012 or 2011.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$593	$541
Selling, general and administrative expenses	15,027	160,330
Total stock-based compensation expense	$15,620	$160,871

Note 10 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We lease our Ft. Lauderdale office space under a non-cancelable operating lease. The lease is for a period of three years beginning July 1, 2010, and provides for one renewal option of three years. Effective October 1, 2011, we entered into a one year lease agreement for an office in an executive office complex in New York City. As of March 31, 2012, our total future minimum lease payments under these non-cancelable operating leases was $127,777. Rent expense was $23,105 and $19,022 for the three-month periods ended March 31, 2012 and 2011, respectively. We do not currently utilize any other off-balance sheet financing arrangements.

Contingencies

We are subject to certain legal proceedings that have not been adjudicated, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings”. In the opinion of management, the Company does not have probable liability related to these legal proceedings that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in any of these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Note 11 - Related Party Transactions and Certain Other Transactions

In September 2009 we and Argo Digital Solutions, Inc. (“Argo”), the company from whom we acquired substantially all our assets in May 2010, entered into a Transition Services Agreement (the “TSA”). Argo agreed to provide certain general and administrative services, including labor, technology, facilities and other services to us on an as needed basis in exchange for cash consideration. The TSA was terminated on May 13, 2010 and, pursuant to the Asset Purchase Agreement between us and Argo as of May 13, 2010, any and all advances and payments made by us to or on behalf of Argo and owing by Argo to us were to be repaid by Argo on or prior to May 13, 2011, with interest at ten (10%) percent per annum. At December 31, 2010, we had advanced a net of $172,012 to Argo, including accrued interest of $9,753. On January 17, 2011, Argo repaid the balance then outstanding in full.

We paid a consulting fee of $10,000 to one of our directors during the three month period ended March 31, 2011, and reimbursed the director $9,920 for out-of pocket expenses incurred in connection with our business in the period ended March 31, 2011.

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with an entity that is wholly owned by a stockholder and director who beneficially controlled 12.8% of our outstanding shares of common stock as of May 14, 2012. We did not record any significant revenue under this contract in either of the three month periods ended March 31, 2012 or 2011.

In January 2012, in connection with the sale of the New Notes, we agreed to reimburse an investor (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our common stock at our election. On February 8, 2012, we issued 325,000 shares of our common stock to the Lead Investor as payment. One of our directors, who is the sole stockholder of a company that beneficially controlled 12.8% of our outstanding shares of common stock as of May 14, 2012, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. In addition another one of our directors is a minority member of the Lead Investor.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

Convertible Notes

On May 10, 2012, we amended the New Agreement to: (i) increase the maximum aggregate principal amount of the Notes issuable under the New Agreement to $1,775,000 from $1,275,000, (ii) remove the ratchet provision in the New Agreement and all references thereto in the Notes and Warrants, and (iii) change the collateral agent with respect thereto.

On May 11, 2012, we issued additional New Notes in the aggregate principal amount of $300,000 and Series C Warrants to purchase 750,000 shares of our common stock at $.20 per share, exercisable for a period of five years to an entity that is wholly owned by a stockholder and director of ours who beneficially controlled 12.8% of our outstanding shares of common stock as of May 14, 2012. We received net proceeds of $300,000 from the sale of these additional New Notes.

Related Party Transactions

In connection with the sale of the additional $300,000 of New Notes, we agreed to reimburse the investor $30,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable by issuing 150,000 shares of our common stock. The investor is an entity wholly owned by a stockholder and director of ours who beneficially controlled 12.8% of our outstanding shares of common stock as of May 14, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk Factors discussed in Part II, Item 7, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2011 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute campaigns on behalf of advertising clients or their agencies. We earn transaction fees for processing these transactions.

As of May 10, 2012, 180 networks comprising approximately 101,000 locations and 763,000 screens representing the top 50 DMA's were accessible through rVue, delivering approximately 243 million daily impressions. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

We also provide network services and receive fees, either under contract or on a monthly basis, from three clients for which we receive monthly fixed fees of $31,975 plus additional amounts for special projects. We expect to continue to receive revenue from these three clients during the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is to earn advertising revenue and transaction fees from rVue as discussed above.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to software development costs, derivative instruments, revenue recognition, stock-based compensation and income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

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

Derivative Instruments

In November 2011 we issued the Notes that were convertible into shares of our common stock. We determined under Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”) that the conversion feature is an embedded derivative. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument. In January 2012, we issued the New Notes together with Series C Warrants to new investors. Holders of the Notes exchanged those Notes for New Notes and Series C Warrants. We determined under ASC 815 that the conversion feature in the New Notes and the Series C Warrants are embedded derivatives. We determined the fair value of the embedded derivative conversion feature and the Series C Warrants based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instruments.

Revenue Recognition

Our revenues are derived from advertising campaigns placed through rVue, the maintenance of certain private networks, and the production and distribution of network programming. Revenue is recognized as follows:

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

Results of Operations

Our unaudited results of operations for the three-month periods ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
	2012	2011
Revenue
rVue fees	$16,319	$124,443
Network	115,169	112,038
	131,488	236,481
Costs and expenses
Cost of revenue	56,209	104,269
Selling, general and administrative expenses	927,847	933,112
Depreciation and amortization	123,668	125,518
Interest income	(136)	(2,357)
Interest expense	296,483	-
Change in fair value of derivative	443,711	-
Loss on early extinguishment of debt	17,456	-
	1,865,238	1,160,542
Loss before provision for income taxes	(1,733,750)	(924,061)
Provision for income taxes	-	-
Net loss	$(1,733,750)	$(924,061)
Net loss per common share - basic and diluted	$(0.05)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	37,663,796	37,273,725

Three Months Ended March 31, 2012 and 2011:

Revenue

Revenue was $131,488 for the three-month period ended March 31, 2012 compared to $236,481 for the three-month period ended March 31, 2011, a $104,993 decline, or 44.4%. We earned revenue as follows:

	March 31,
Revenue Category	2012	2011	$ Change	% Change
rVue fees	$ 16,319	$ 124,443	$ (108,124)	-86.9%
Network	115,169	112,038	3,131	2.8%
Total Revenue	$ 131,488	$ 236,481	$ (104,993)	-44.4%

rVue fees

rVue fees were $16,319 for the three-month period ended March 31, 2012, a $108,124, or 86.9%, decline compared to the $124,443 for the three-month period ended March 31, 2011. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2012 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2012 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network revenue was $115,169 for the three-month period ended March 31, 2012, a $3,131, or 2.8%, increase compared to the $112,038 for the three-month period ended March 31, 2011. We earn fixed monthly fees of $31,975 from two clients and fees from special projects from one client. We expect to continue to receive revenue from these services to these clients for the next twelve months, but we do not intend to pursue additional network related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients. Compensation and benefits included $4,200 of severance paid in March 2012.

Cost of revenue was $56,209 for the three-month period ended March 31, 2012 compared to $104,269 for the three-month period ended March 31, 2011, a $48,060 decline, or 46.1%, and was comprised of:

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Compensation and benefits	$41,150	$35,430	$5,720	16.1%
Stock-based compensation expense	593	541	52	9.6%
Network services	3,880	1,706	2,174	127.4%
rVue operations	10,586	66,592	(56,006)	-84.1%
Total	$56,209	$104,269	$(48,060)	-46.1%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $927,847 for the three-month period ended March 31, 2012, compared to $933,112 for the three-month period ended March 31, 2011, a $5,265 decrease, or 0.6%. Changes by major component of SG&A are:

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
Compensation and benefits	$476,259	$299,104	$177,155	59.2%
Stock-based compensation expense	15,027	160,330	(145,303)	-90.6%
Facility expense	46,842	41,423	5,419	13.1%
Communications expense	19,748	16,099	3,649	22.7%
Debt issuance costs	65,000	-	65,000	100.0%
Travel expense	18,114	18,883	(769)	-4.1%
Advertising and marketing expense	13,108	92,163	(79,055)	-85.8%
Investor relations and investment banking fees	107,628	88,560	19,068	21.5%
Professional and consulting fees	136,241	109,190	27,051	24.8%
Managed services	-	77,683	(77,683)	-100.0%
Office support and supply expense	29,880	29,677	203	.07
Total	$927,847	$933,112	$(5,265)	-0.6%

Compensation and benefits increased $177,155, or 59.2%. Payroll was up $99,275 and included $17,840 of severance paid in March 2012. In the 2011 period, we had hired outside professionals to run our managed services group and we paid them $77,683. Those services are now provided by our employees. Payroll taxes and costs were up $17,900, and insurance was up by $17,880, all as a result of increased rates and costs.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010 and 2011 have now vested and are fully expensed, resulting in a lower expense in the three-month period ended March 31, 2012 compared to the expense for the three-month period ended March 31, 2011.

Debt issuance costs were for costs and expense paid to the lead investor in connection with the January 2012 issuance of secured convertible promissory notes as more fully discussed in Note 11 to our Condensed Consolidated Financial Statements.

Advertising and marketing expense declined by $79,055, or 85.8%, in the three-month period ended March 31, 2012 compared to March 31, 2011. The three-month period ended March 31, 2011 included $80,000 for a one-time momentum advertising program.

Investor relations and investment banking fees for the three-month period ended March 31, 2012 were up $19,068, or 21.5%, compared to the three-month period ended March 31, 2012, and included approximately $57,000 of amortization expense for the fair value of warrants granted to an investment bank in June 2011. There was no such expense in 2011. Investor relations expense declined approximately $37,000 in the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011. During 2011 we were amortizing the cost of service to be provided by Brooke Capital. No such expense was incurred in 2012.

Professional and consulting fees for the three-month period ended March 31, 2012 were up $27,051, or 24.8%, compared to the three-month period ended March 31, 2011. Legal fees were up approximately $19,000, fees related to SEC filings and Sarbanes-Oxley work were up approximately $15,000, and accounting and other fees were down by approximately $7,000.

Managed services were eliminated in the second half of 2011 resulting in no comparable expense in the three-month period ending March 31, 2012. These services are now provided by our employees.

Depreciation and amortization

Depreciation and amortization was $123,668 for the three-month period ended March 31, 2012 compared to $125,518 for the three-month period ended March 31, 2011, a $1,850 decline, or 1.5%. Depreciation and amortization expense is mainly for software development.

Interest income

Interest income was $136 for the three-month period ended March 31, 2012 compared to $2,357 for the three-month period ended March 31, 2011, a $2,221 decline, or 94.2%. Interest income is a function of cash on hand.

Interest expense

	Three Months Ended
	March 31,
	2012	2011
Interest on convertible notes	$14,347	$-
Original issue discount	282,136	-
	$296,483	$-

We issued Notes in November 2011 and New Notes in January 2012. The interest on these notes accrues at 6% per annum and totaled $14,437 for the three-month period ended March 31, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 7 to our Condensed Consolidated Financial Statements.

Change in fair value of derivative instruments

The increase in the fair value of the derivative liability and the Series C Warrants at March 31, 2012 resulted in us recognizing an unrealized loss during the three-month period ended March 31, 2012 of $544,611. This was offset by a reduction in the fair value of our derivative instruments at January 27, 2012, which resulted in us recognizing a gain of $24,200 and a $76,700 gain on the settlement of the derivative liability related to the debt retirement.

Loss on early extinguishment of debt

Holders of the Notes exchanged those Notes for New Notes in January 2012, resulting in a loss on extinguishment of debt of $17,456 in January 2012.

Except as discussed above, our results of operations for the three-month periods ended March 31, 2012 and 2011 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of March 31, 2012, we had cash and cash equivalents totaling $256,040. Since our inception through March 31, 2012, we have incurred net losses, and at March 31, 2012, we had an accumulated deficit of $7,511,335 and total stockholders’ deficit of $1,985,326. We expect to continue to incur losses in fiscal 2012. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at March 31, 2012. We have budgeted capital expenditures of approximately $200,000 for the remainder of fiscal 2012, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the three-month periods ended March 31, 2012 and 2011. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $641,413 for the three-month period ended March 31, 2012 compared to $494,174 for the three-month period ended March 31, 2011. In the three-month period ended March 31, 2012, cash was used to fund a net loss of $1,733,750, reduced by non cash depreciation of $123,688, stock-based compensation expense of $15,260, common stock issued for services valued at $95,000, convertible loan interest of $219,661, a net change in fair value of derivative liabilities of $520,411, loss on early extinguishment of debt of $17,456, and changes in operating assets and liabilities totaling $100,521.

In the three-month period ended March 31, 2011, cash was used to fund a net loss of $924,061, reduced by non cash depreciation of $125,518, stock-based compensation expense of 160,871, and changes in operating assets and liabilities totaling $143,498.

Cash provided by (used in) investing activities

Net cash used in investing activities totaled $57,464 for the three-month period ended March 31, 2012 compared to $23,041 of net cash provided by investing activities in the three-month period ended March 31, 2011. In the three-month period ended March 31, 2012, cash used in investing activities consisted of $57,364 for software development costs and $100 for deposits. In the three-month period ended March 31, 2011, cash provided by investing activities consisted of $172,012 repaid by Argo, reduced by $148,971 for software development costs.

Cash from financing activities

Net cash provided by financing activities totaled $935,000 for the three-month period ended March 31, 2012 and were the proceeds from the sale of the New Notes. We had no financing activities in the three-month period ended March 31, 2011.

Financial condition

As of March 31, 2012, we had a working capital deficit of $2,227,837, an accumulated deficit of $7,511,335 and total stockholders’ deficit of $1,985,326, compared to a working capital deficit of $670,911, an accumulated deficit of $5,777,585 and total stockholders’ deficit of $362,196 at December 31, 2011. The decrease in our financial condition was due to an increase in our net loss, the use of cash on hand, the amortization of the original issue discount associated with the Notes and New Notes, and the change in the fair value of our derivative instruments.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities.

At December 31, 2011 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. Management’s plans to address these concerns include (i) having raised $935,000 through the sale of convertible notes in January 2012, (ii) staff reductions in March 2012 which will result in an approximately $430,000 of annual savings, (iii) a hiring and expansion freeze, including the abandonment of plans to open new offices, until we generate sufficient revenue to warrant a change, (iv) plans to raise an additional $1.5 million through the sale of securities, and (v) entering into additional strategic relationships which are expected to lead to additional revenue opportunities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of March 31, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about February 22, 2012, Brooke Capital Investments LLC commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them 750,000 shares of our common stock for services rendered in connection with an amended Investor Relations Consulting Agreement that we entered into with Brooke. On April 10, 2012, we answered their Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. We believe the case is without merit and intend to vigorously defend ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be adversely affected.

Item 1A. Risk Factors.

No applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

•	On April 17, 2012, we issued 30,000 shares of our common stock, $.001 par value, to a consultant for services rendered valued at $8,100. The shares of common stock were issued to the consultant without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

•	On May 1, 2012, we issued 346,667 shares of our common stock, $.001 par value, upon the cashless exercise of options under our 2010 Equity Incentive Plan. The shares of common stock were issued to the option holder without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

rVue Holdings, Inc. (Registrant)
Date: May 15, 2012	By:	/s/ David A. Loppert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** Furnished herewith.