Form 10-Q
period 2012-06-30
RVUE HOLDINGS, INC.
filed 2012-11-19
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 12, 2012 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	100,691,954

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$53,565	$19,917
Accounts receivable	64,580	105,203
Prepaid expenses	85,135	180,573
Other current assets	64,167	-
Total current assets	267,447	305,693
Property and equipment, net	28,455	46,829
Software development costs	94,984	244,498
Deposits	17,488	17,388
	$408,374	$614,408

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$166,589	$202,142
Accrued expenses	479,872	456,339
Convertible notes	692,932	185,248
Derivative liability	483,700	100,900
Deferred revenue	31,975	31,975

Total current liabilities	1,855,068	976,604

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at June 30, 2012 and December 31, 2011; 38,370,512 issued and outstanding at June 30, 2012 and 37,383,725 issued and outstanding at December 31, 2011	38,371	37,384
Additional paid-in capital	6,088,789	5,378,005
Accumulated deficit	(7,573,854)	(5,777,585)
Total stockholders' deficit	(1,446,694)	(362,196)
	$408,374	$614,408

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
rVue advertising revenue	$11,510	$-	$27,829	$124,443
Network	95,925	108,461	211,094	220,499
	107,435	108,461	238,923	344,942
Costs and expenses
Cost of revenue	15,051	45,218	71,260	149,487
Selling, general and administrative expenses	528,291	878,917	1,456,138	1,812,029
Depreciation and amortization	172,021	183,874	295,689	309,392
Interest income	(34)	(905)	(170)	(3,262)
Interest expense	351,344	-	647,827	-
Change in fair value of derivative	(896,719)	-	(453,008)	-
Loss on early extinguishment of debt	-	-	17,456	-
	169,954	1,107,104	2,035,192	2,267,646
Loss before provision for income taxes	(62,519)	(998,643)	(1,796,269)	(1,922,704)
Provision for income taxes	-	-	-	-
Net loss	$(62,519)	$(998,643)	$(1,796,269)	$(1,922,704)
Net loss per common share - basic and diluted	$0.00	$(0.03)	$(0.05)	$(0.05)
Shares used in computing net loss per share:
Basic and diluted	38,171,099	37,273,725	37,917,448	37,273,725

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	-	$-	37,383,725	$37,384	$5,378,005	$(5,777,585)	$(362,196)
Common stock issued for services and debt issuance costs	-	-	635,000	635	$132,466	-	133,101
Common stock issued upon exercise of options	-	-	351,787	352	(352)	-	-
Stock-based compensation expense			-	-	22,001	-	22,001
Elimination of derivative warrant	-	-	-	-	446,419	-	446,419
Issuance of warrants included in the convertible debt	-	-	-	-	110,250	-	110,250
Net loss	-	-	-	-	-	(1,796,269)	(1,796,269)

Balance, June 30, 2012	-	$-	38,370,512	$38,371	$6,088,789	$(7,573,854)	$(1,446,694)

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(1,796,269)	$(1,922,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,689	309,392
Stock-based compensation expense	22,001	263,123
Common stock issued for services	38,000	21,285
Convertible loan interest	647,705	-
Change in fair value of derivative instruments	(453,008)	-
Loss on early extinguishment of debt	17,456	-
Changes in operating assets and liabilities:
Accounts receivable	40,623	(2,626)
Prepaid expenses	95,438	(35,946)
Accounts payable	(35,553)	41,561
Accrued expenses	23,533	164,012
Deferred revenue	-	-
Cash used in operating activities	(1,104,284)	(1,161,903)
Investing activities
Payments for property, equipment and software development	(96,968)	(287,217)
Repayments by (advances to) Argo Digital Solutions, Inc.	-	172,012
Change in deposits	(100)	-
Cash used in investing activities	(97,068)	(115,205)
Financing activities
Proceeds from convertible notes	1,235,000	-
Cash provided by financing activities	1,235,000	-
Increase (decrease) in cash and cash equivalents	33,648	(1,277,108)
Cash and cash equivalents, beginning of period	19,917	2,334,121
Cash and cash equivalents, end of period	$53,565	$1,057,013

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

The unaudited condensed consolidated statement of operations for the six months ended June 30, 2012 is not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $7,573,854 at June 30, 2012. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to help meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) staff reductions, (iii) a hiring and expansion freeze, and (iv) the establishment of strategic relationships which we believe will lead to the generation of additional revenue opportunities. Subsequent to June 30, 2012, we raised an additional $1,200,000 through the sale of common stock that also triggered the conversion of secured convertible promissory notes (the “New Notes”) that had been issued between January 27, 2012 and July 24, 2012, into 42,301,442 shares of Common Stock. See Note 12 “Subsequent Events” for further information.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the six months ended June 30, 2012 and 2011, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the six months ended June 30, 2012 and 2011. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities, and shares issuable upon the conversion of notes.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(62,519)	$(998,643)	$(1,796,269)	$(1,922,704)

Denominator:
Weighted-average shares outstanding	38,171,099	37,273,725	37,917,448	37,273,725
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	38,171,099	37,273,725	37,917,448	37,273,725
Basic and diluted loss per share	$0.00	$(0.03)	$(0.05)	$(0.05)

See note 12 regarding significant issuances of Common Stock subsequent to June 30, 2012.

(1)	The following stock options, warrants and convertible notes outstanding as of June 30, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	410,026	3,497,500	410,026	3,497,500
Warrants	754,968	9,674,995	754,968	9,674,995
Convertible Notes	7,784,135	-	7,784,135	-
	8,949,129	13,172,495	8,949,129	13,172,495

Note 4 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of June 30, 2012, and December 31, 2011:

	June 30,	December 31,
	2012	2011
Cash	$39,680	$16,097
Cash equivalents - money market funds	13,885	3,820
Total cash and cash equivalents	$53,565	$19,917

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from two of our customers accounted for 63.4%, and 31.0% of total accounts receivable at June 30, 2012, and 72.8% and 19.0% from two of our customers at December 31, 2011. We had no allowance for doubtful accounts at either June 30, 2012 or at December 31, 2011.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Assets:
Cash equivalents - money market funds	$13,885	$-	$-	$13,885
Liabilities:
Derivative liability	$-	$-	$483,700	$483,700
December 31, 2011
Assets:
Cash equivalents - money market funds	$3,820	$-	$-	$3,820
Liabilities:
Derivative liability	$-	$-	$100,900	$100,900

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets. The fair value of derivative liabilities, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

The following table summarizes the valuation techniques, the inputs and the ranges used to determine the fair value of our Level 3 embedded derivatives and Series C warrants at June 30, 2012:

Liability	Measurement Date	Fair Value	Valuation Technique	Unobservable Input	Range (low)	Range (high)	Average	Note
Embedded derivative in New Notes Issued	5/10/12	$690,600	Binomial lattice model simulation	Timing of Subsequent Offering (lattice step)	(1,790)	603	67	(1)
1/27/12				Volatility	nm	nm	45.0%

Series C Warrants Issued 1/27/12	5/10/2012	$0.146	Binomial lattice model simulation	Volatility	nm	nm	45.0%

Embedded derivative in New Notes Issued	5/11/2012	$167,400	Binomial lattice model simulation	Timing of Subsequent Offering (lattice step)	(1,716)	600	65	(1)
5/11/12				Volatility	nm	nm	45.0%

Series C Warrants Issued 5/11/12	5/11/2012	$0.147	Binomial lattice model simulation	Volatility	nm	nm	45.0%

Embedded derivative in New Notes	6/30/2012	$483,700	Binomial lattice model simulation	Timing of Subsequent Offering (lattice step)	(2,436)	666	20	(1)
				Volatility	nm	nm	45.0%

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Notes:

(1)	Based on the minimum extreme distribution applied in the analyses, certain iterations of the simulation imply a Subsequent Offering prior to the valuation date. When this occurs, the model assumes that no Subsequent Offering took place. This ensures that there is less than a 100% probability of a Subsequent Offering taking place, which we believe is reasonable.

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

Rollforward of Level 3 Liabilities

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three- month period ended June 30, 2012:

Balance, April 1, 2012	$1,659,438
Issuances	167,400
Settlements	(446,419)
Realized and unrealized (gains) losses included in earnings	(896,719)
Transfers into or out of level 3	-
Balance, June 30, 2012	$483,700

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six- month period ended June 30, 2012:

Balance, January 1, 2012	$100,900
Issuances	1,282,227
Settlements	(523,119)
Realized and unrealized (gains) losses included in earnings	(376,308)
Transfers into or out of level 3	-
Balance, June 30, 2012	$483,700

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2012 and December 31, 2011:

Prepaid expenses	June 30, 2012	December 31, 2011
Consulting fees	$-	$16,200
Insurance	22,344	16,109
Investor relations fees	5,000	10,000
Licenses and subscriptions	37,457	20,958
Other	890	1,612
Rent	15,039	15,252
Services	4,405	5,233
Unamortized investment banking fee warrants	-	95,209
	$85,135	$180,573

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company recorded Other current assets of $64,167 for the six months ended June 30, 2012, consisting of debt issuance costs of $95,000, reduced by amortization of those costs totaling $30,833.

Property and Equipment	Estimated Useful Lives	June 30,	December 31,
	(Years)	2012	2011
Computers and software	2 - 5	$90,259	$89,757
Furniture and equipment	3	22,574	22,574
Gross property and equipment		112,833	112,331
Less accumulated depreciation		(84,378)	(65,502)
Net property and equipment		$28,455	$46,829

Depreciation expense was $18,874 and $23,179 for the six months ended June 30, 2012 and 2011, respectively.

Software Development Costs	Estimated Useful Lives	June 30,	December 31,
	(Months)	2012	2011
Software development costs	18	$1,026,929	$930,461
Less accumulated amortization		(931,945)	(685,963)
Net software development costs		$94,984	$244,498

Amortization expense was $245,982 and $286,212 for the six months ended June 30, 2012 and 2011, respectively.

Accrued Expenses	June 30,	December 31,
	2012	2011
Investor relations fees	$158,300	$150,000
Personnel costs	100,681	131,703
Directors fees	101,666	57,000
Professional fees	44,608	44,494
Deferred rent	15,242	26,642
Network costs	37,691	29,323
Other	21,684	17,177
	$479,872	$456,339

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On January 27, 2012, we entered into Secured Promissory Note Purchase Agreements (“New Agreements”) with investors (“New Investors”) for the purchase of promissory notes (“New Notes”) with an aggregate principal amount of $935,000. The PNPA Investors agreed to convert their Notes, totaling $288,067, into New Notes. We issued to the New Investors and the PNPA Investors New Notes with an aggregate principal amount of $1,223,067 and warrants to purchase 3,057,666 shares of our common stock at $.20 per share, exercisable for a period of five years (the “Series C Warrants”). The New Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on January 31, 2013 (the “Maturity Date”). If, prior to maturity, we consummate a financing or related financing of equity securities with aggregate gross proceeds of a least $500,000 (collectively, a “Subsequent Offering”) then all of the unpaid principal amount of the New Notes and any accrued but unpaid interest thereon shall automatically be deemed converted into fully paid and non-assessable securities of the Company sold in the Subsequent Offering (the “Subsequent Offering Securities”) on the same terms and conditions as the other investors in the Subsequent Offering; provided, however, that the number of Subsequent Offering Securities to be issued to the holders of the New Notes upon such conversion shall be equal to the quotient, rounded to the nearest whole number, obtained by dividing (x) the unpaid principal amount of the New Note plus any accrued but unpaid interest thereon by the lower of (y) 70% of the price per security issued in the Subsequent Offering or (z) $.20 (the “Conversion Price”). If no Subsequent Offering is closed by the Company by the Maturity Date, then all of the unpaid principal and interest due under the New Notes will be due and payable, and may, at the option of the holder, be converted into shares of our common stock at a conversion price of $0.20. In the event that we fail to raise $1.5 million in common equity by July 24, 2012, the Conversion Price shall be reduced from $.20 to $.10 and the exercise price of the Series C Warrants shall be reduced to $.10 (“Ratchet Provision”).

On May 10, 2012, we amended the New Agreement to: (i) increase the maximum aggregate principal amount of the Notes issuable under the New Agreement to $1,775,000 from $1,275,000, (ii) remove the ratchet provision in the New Agreement and all references thereto in the Notes and Warrants, and (iii) change the collateral agent with respect thereto.

On May 11, 2012, we issued additional New Notes in the aggregate principal amount of $300,000 and Series C Warrants to purchase 750,000 shares of our common stock at $0.20 per share, exercisable for a period of five years to an entity that is wholly owned by a stockholder and director of ours. We received net proceeds of $300,000 from the sale of these additional New Notes.

We determined that the embedded conversion feature in the New Notes and the Series C Warrants are derivatives as defined in ASC 815. At January 27, 2012 we valued the embedded derivative conversion feature of the New Notes at $705,100 and the Series C Warrants at $.134 per warrant. The initial fair value of the embedded conversion feature and warrants was recorded as a reduction of the New Notes. This original issue discount will be amortized as interest expense over the term of the Notes. We valued the embedded derivative conversion feature of the New Notes issued on May 11, 2012 at $167,000 and the Series C Warrants at $0.147 per warrant. The initial fair value of the embedded conversion feature and warrants was recorded as a reduction of the New Notes. This original issue discount will be amortized as interest expense over the term of the Notes. The warrants issued with the New Notes on May 11, 2012 did not meet the definition of a derivative, and were recorded as additional paid-in capital. At June 30, 2012, the New Notes are carried at $692,932, which includes accrued interest of $33,761 and which is net of unamortized original issue discount of $863,896. Because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs, management has determined it is not practical to estimate the fair value of the New Notes.

Pursuant to the amended New Agreement discussed above, the ratchet provision contained in the original agreements has been removed.  Since the Series C Warrants no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $446,419. As discussed above, the embedded derivative conversion feature contains other adjustment provisions in addition to the Ratchet Provision, and the removal of the Ratchet Provision did not change the classification of the embedded derivative conversion feature as a derivative liability.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At June 30, 2012 we valued the embedded derivative conversion feature of the New Notes at $483,700. For the three- and six-month periods ended June 30, 2012, fair value of the embedded derivative conversion feature and the Series C Warrants decreased by $896,719 and increased by $453,008, respectively.

Note 8 - Income Taxes

There is no income tax benefit for the losses for the six-month periods ended June 30, 2012 and 2011, respectively, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2011, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended June 30, 2012. We did not recognize any interest or penalties during 2011 related to unrecognized tax benefits, or through the period ended June 30, 2012.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the six-month period ended June 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	3,722,500	$0.23
Options granted	-	$-
Options exercised	(1,356,880)	$0.20
Options forfeited	(3,120)	$0.20
Balance at June 30, 2012	2,362,500	$0.24	8.23	$-
Exercisable at June 30, 2012	2,250,834	$0.24	8.20	$-
Expected to vest after June 30, 2012	111,666	$0.30	9.05	$-

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

We did not grant any options during the three- and six-month periods ended June 30, 2012 or 2011.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenue	$296	$671	$889	$1,212
Selling, general and administrative expenses	6,085	101,580	21,112	261,911
	$6,381	$102,251	$22,001	$263,123

Note 10 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We lease our Ft. Lauderdale office space under a non-cancelable operating lease. The lease is for a period of three years beginning July 1, 2010, and provides for one renewal option of three years. Effective October 1, 2011, we entered into a one-year lease agreement for an office in an executive office complex in New York City. As of June 30, 2012, our total future minimum lease payments under these non-cancelable operating leases was $76,088. Rent expense was $45,816 and $38,044 for the six-month periods ended June 30, 2012 and 2011, respectively. We do not currently utilize any other off-balance sheet financing arrangements.

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

We paid a consulting fee of $10,000 to one of our directors during the six-month period ended June 30, 2011, and reimbursed the director $9,920 for out-of pocket expenses incurred in connection with our business during the six-month period ended June 30, 2011.

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with Acorn Composite Corporation (“Acorn”), an entity that is wholly owned by Robert Roche, a stockholder and director of ours who beneficially owns 40.2% of our outstanding shares of Common Stock as of November 1, 2012. We did not record any significant revenue under this contract in either of the six-month periods ended June 30, 2012 or 2011.

In January 2012, in connection with the sale of the New Notes, we agreed to reimburse an investor (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, who is the sole stockholder of Acorn, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. As of November 8, 2012, the Lead Investor beneficially owns 17.6% of our outstanding Common Stock. Mr. Roche disclaims any beneficial ownership of securities held by the Lead Investor as he does not have voting or dispositive powers over such securities. In addition another one of our directors is a minority member of the Lead Investor.

In May 2012, the Company and the Lead Investor agreed to amend the agreement with the investors in the New Notes to: (i) issue up to an additional $500,000 of Notes, (ii) remove the ratchet language providing for an adjustment to the conversion price of the Notes and the exercise price of the Warrants in the event $1.5 million in common equity was not raised by the Company within 180 days of the original sale of the Notes, and (iii) change the collateral agent from David A. Loppert to Theresa M. Roche.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 11, 2012, the Company issued additional New Notes in the aggregate principal amount of $300,000 (out of the additional $500,000 that was just authorized) and Series C Warrants to purchase 750,000 shares of our common stock (the “Warrant Stock”), at $.20 per share (the “Warrant Price”) exercisable for a period of five years to Acorn. We received net proceeds of $300,000 from the sale of these additional New Notes.

The Warrant Stock may be redeemed prior to the expiration date of the Warrants, at the option of the Company, at a price of $.001 per share (the “Redemption Price”) upon 10 days written notice to the Holder; provided that (i) our shares of common stock have had a closing sales price greater than $1.00 per share for twenty (20) consecutive trading days and (ii) at the date of the redemption notice and during the entire redemption period there is an effective registration statement covering the resale of the Warrant Stock. The Warrant may be exercised by the Holder, for cash, at any time after notice of redemption has been given by the Company and prior to the time and date fixed for redemption. On and after the redemption date, the Holder shall have no further rights except to receive, upon surrender of the Warrant, the Redemption Price of the applicable Warrant Stock.

Note 12 – Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

On September 10, 2012, we sold 20,000,000 shares of Common Stock to Acorn, for an aggregate cash purchase price of $1,200,000 (the “Equity Financing”).  The shares of Common Stock were issued to Acorn without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

Previously, between January 27, 2012 and July 24, 2012, the Company had issued New Notes in the aggregate principal amount of $1,723,067.  Pursuant to Section 3.1 of the New Notes, upon the Company selling shares of Common Stock for aggregate gross proceeds of at least $500,000 (“Subsequent Offering”), then all of the unpaid principal amount of the New Notes and any accrued and unpaid interest thereon will automatically (without any further action required by the holders of the New Notes) be deemed converted into shares of Common Stock at a 30% discount to the price in the Subsequent Offering (the “Note Conversions”).

Since the Equity Financing qualifies as a Subsequent Offering, the principal of and accrued interest on the New Notes, aggregating $1,776,667, automatically converted into an aggregate of 42,301,442 shares of Common Stock upon consummation of the Equity Financing.  Immediately following the consummation of the Equity Financing and the Note Conversions, the Company had 100,691,954 shares of Common Stock issued and outstanding.

As of November 12, 2012, Robert Roche, a member of our Board of Directors, is deemed to beneficially own 42,654,878 shares of Common Stock, or 40.2%, consisting of: (i) 200,000 shares issuable upon exercise of options that are exercisable within 60 days, (ii) 36,821,545 shares that are owned by Acorn (of which Mr. Roche is the sole owner and therefore may be deemed to have voting and dispositive power over such securities) and (iii) 5,833,333 shares issuable upon the exercise of warrants that are exercisable within 60 days that are owned by Acorn.

Following the conversion of the Notes, the first priority security interest on all of the Company’s and its subsidiaries’ assets that was held by the holders of the Notes was terminated.

Note 13 – Supplemental Non-Cash Information

During the six months ended June 30, 2012, the Company modified the warrants resulting in a reclassification of the derivative warrant liability to equity totaling $446,419. Additionally during the six months ended June 30, 2012, the Company paid debt issuance costs of $95,000 by issuing 475,000 shares of its stock. There were no non-cash transactions noted for the six months ended June 30, 2011.

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

As of November 12, 2012, 182 networks comprising approximately 93,684 locations and 752,167 screens representing the top 50 DMAs were accessible through rVue, delivering approximately 252 million daily impressions. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011:

Our unaudited results of operations for the three-month periods ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended June 30,
	2012	2011
Revenue
rVue fees	$11,510	$-
Network	95,925	108,461
	107,435	108,461
Costs and expenses
Cost of revenue	15,051	45,218
Selling, general and administrative expenses	528,291	878,917
Depreciation and amortization	172,021	183,874
Interest income	(34)	(905)
Interest expense	351,344	-
Change in fair value of derivative	(896,719)	-
Loss on early extinguishment of debt	-	-
	169,954	1,107,104
Loss before provision for income taxes	(62,519)	(998,643)
Provision for income taxes	-	-
Net loss	$(62,519)	$(998,643)
Net loss per common share - basic and diluted	$-	$(0.03)
Shares used in computing net loss per share:
Basic and diluted	38,171,099	37,273,725

Revenue

Revenue was $107,435 for the three-month period ended June 30, 2012 compared to $108,461 for the three-month period ended June 30, 2011, a $1,026 decline, or 0.9%. We earned revenue as follows:

	Three Months ended June 30,
Revenue Category	2012	2011	$ Change	% Change
rVue fees	$11,510	$-	$11,510	N.M.
Network	95,925	108,461	(12,536)	-11.6%
Total Revenue	$107,435	$108,461	$(1,026)	-0.9%

rVue fees

rVue fees were $11,510 for the three-month period ended June 30, 2012, a $11,510 improvement over the $0 rVue fees for the three-month period ended June 30, 2011. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2012 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2012 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network revenue was $95,925 for the three-month period ended June 30, 2012, a $12,536, or 11.6%, decrease compared to the $108,461 for the three-month period ended June 30, 2011. We earned fixed monthly fees of $31,975 from two clients and fees from special projects from one client. We expect to continue to receive revenue from these services to these clients for the next twelve months, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $15,051 for the three-month period ended June 30, 2012 compared to $45,218 for the three-month period ended June 30, 2011, a $30,167 decline, or 66.7%, and was comprised of:

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$4,408	$33,662	$(29,254)	-86.9%
Stock-based compensation expense	296	671	(375)	-55.9%
Network services	2,672	3,511	(839)	-23.9%
rVue operations	7,675	7,374	301	4.1%
Total	$15,051	$45,218	$(30,167)	-66.7%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $528,291 for the three-month period ended June 30, 2012, compared to $878,917 for the three-month period ended June 30, 2011, a $350,626 decrease, or 39.9%. Changes by major component of SG&A are:

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$338,713	$331,629	$7,084	2.1%
Stock-based compensation expense	6,085	101,580	(95,495)	-94.0%
Facility expense	40,120	41,250	(1,130)	-2.7%
Communications expense	23,348	13,866	9,483	68.4%
Debt issuance costs	(65,000)	-	(65,000)	N.M.
Travel expense	19,831	16,263	3,568	21.9%
Advertising and marketing expense	14,212	30,210	(15,998)	-53.0%
Investor relations and investment banking fees	23,281	92,286	(69,005)	-74.8%
Professional and consulting fees	100,591	93,105	7,486	8.0%
Managed services	-	122,673	(122,673)	-100.0%
Office support and supply expense	27,110	36,055	(8,945)	-24.8%
Total	$528,291	$878,917	$(350,626)	-39.9%

Compensation and benefits increased $7,084, or 2.1% for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. This change was due to an $83,379 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $10,354 due to staff reductions that were implemented in the three months ended June 30, 2012, a reduction in relocation costs of $13,500 as there were no relocation costs incurred, an elimination in the Company’s usage of temporary labor, reducing expenses by $9,173, a $90,579 reduction in the vacation accrual for recent staff reductions and a reduction of unemployment tax expense of $5,221 that was realized due to receiving a credit from the Company’s insurer when the Company contested the rate it was being charged.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010 and 2011 have now vested and are fully expensed, resulting in a lower expense in the three-month period ended June 30, 2012 compared to the expense for the three-month period ended June 30, 2011.

Debt issuance costs were for costs and expenses paid to the lead investor in connection with the January 2012 issuance of secured convertible promissory notes as more fully discussed in Note 11 to our Condensed Consolidated Financial Statements. The debt issuance costs totaled $95,000 and are being amortized over the life of the underlying debt. We recognized $30,833 of this cost in the three-month period ended June 30, 2012.

Advertising and marketing expense decreased by $15,998, or 53.0%, in the three-month period ended June 30, 2012, when compared to the three-month period ended June 30, 2011.

Investor relations and investment banking fees for the three-month period ended June 30, 2012 decreased $69,005, or 74.8%, when compared to the three-month period ended June 30, 2011. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the three-month period ended June 30, 2012 were up $7,486, or 8.0%, compared to the three-month period ended June 30, 2011. Legal fees were up approximately $11,000, fees related to SEC filings and Sarbanes-Oxley work were up approximately $3,800, and accounting and other fees were down by approximately $4,200.

Managed services were eliminated in the second half of 2011 resulting in no comparable expense in the three-month period ending June 30, 2012. These services are now provided by our employees.

Depreciation and amortization

Depreciation and amortization was $172,021 for the three-month period ended June 30, 2012 compared to $183,874 for the three-month period ended June 30, 2011, a $11,853 decline, or 6.4%. For the three-month period ended June 30, 2012, depreciation and amortization expense for software development was $141,188, while amortization of loan costs was $30,833. For the three-month period ended June 30, 2011, depreciation and amortization expense was mainly for software development.

Interest income

Interest income was $34 for the three-month period ended June 30, 2012 compared to $905 for the three-month period ended June 30, 2011, a $871 decline, or 96.2%. Interest income is a function of cash on hand.

Interest expense

	Three Months Ended
	June 30,
	2012	2011
Interest on convertible notes	$20,754	$-
Original issue discount	330,590	-
	$351,344	$-

We issued Notes in November 2011 and New Notes in January and May 2012. The interest on these notes accrues at 6% per annum and totaled $20,754 for the three-month period ended June 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 7 to our Condensed Consolidated Financial Statements.

Change in fair value of derivative instruments

The decrease in the fair value of the derivative liability and the Series C Warrants at June 30, 2012 resulted in us recognizing an unrealized gain during the three-month period ended June 30, 2012 of $896,719.

Six Months Ended June 30, 2012 and 2011:

Our unaudited results of operations for the six-month periods ended June 30, 2012 and 2011 were as follows:

	For the Six Months Ended June 30,
	2012	2011
Revenue
rVue fees	$27,829	$124,443
Network	211,094	220,499
	238,923	344,942
Costs and expenses
Cost of revenue	71,260	149,487
Selling, general and administrative expenses	1,456,138	1,812,029
Depreciation and amortization	295,689	309,392
Interest income	(170)	(3,262)
Interest expense	647,827	-
Change in fair value of derivative	(453,008)	-
Loss on early extinguishment of debt	17,456	-
	2,035,192	2,267,646
Loss before provision for income taxes	(1,796,269)	(1,922,704)
Provision for income taxes	-	-
Net loss	$(1,796,269)	$(1,922,704)
Net loss per common share - basic and diluted	$(0.05)	$(0.05)
Shares used in computing net loss per share:
Basic and diluted	37,917,448	37,273,725

Revenue

Revenue was $238,923 for the six-month period ended June 30, 2012, compared to $344,942 for the six-month period ended June 30, 2011, a $106,019 decline, or 30.7%. We earned revenue as follows:

	Six Months Ended June 30,
Revenue Category	2012	2011	$ Change	% Change
rVue fees	$27,829	$124,443	$(96,614)	-77.6%
Network	211,094	220,499	(9,405)	-4.3%
Total Revenue	$238,923	$344,942	$(106,019)	-30.7%

rVue fees

rVue fees were $27,829 for the six-month period ended June 30, 2012, a decrease of $96,614, or 77.6%, when compared to the $124,443 for the six-month period ended June 30, 2011. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2012 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2012 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network revenue was $211,094 for the six-month period ended June 30, 2012, a decrease of $9,405, or 4.3%, when compared to network revenue of $220,499 for the six-month period ended June 30, 2011. We earned fixed monthly fees of $31,975 from two clients and fees from special projects from one client. We expect to continue to receive revenue from these services to these clients for the next twelve months, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients. Compensation and benefits included $4,200 of severance paid in March 2012.

Cost of revenue was $71,260 for the six-month period ended June 30, 2012 compared to $149,487 for the six-month period ended June 30, 2011, a decrease of $78,227, or 52.3%. This cost was comprised of:

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$45,558	$69,092	$(23,534)	(34.1)%
Stock-based compensation expense	889	1,212	(323)	(26.7)%
Network services	6,552	5,217	1,335	25.6%
rVue operations	18,261	73,966	(55,705)	-75.3%
Total	$71,260	$149,487	$(78,227)	-52.3%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1,456,138 for the six-month period ended June 30, 2012, compared to $1,812,029 for the six-month period ended June 30, 2011, a $355,891 decrease, or 19.6%. Changes by major component of SG&A are:

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$814,972	$638,699	$176,273	27.6%
Stock-based compensation expense	21,112	261,911	(240,799)	-91.9%
Facility expense	86,962	82,672	4,290	5.2%
Communications expense	43,096	34,019	9,077	26.7%
Travel expense	37,945	35,146	2,799	8.0%
Advertising and marketing expense	27,320	122,373	(95,053)	-77.7%
Investor relations and investment banking fees	130,909	180,846	(49,937)	-27.6%
Professional and consulting fees	236,832	202,296	34,536	17.1%
Managed services	-	200,356	(200,356)	-100.0%
Office support and supply expense	56,990	53,711	3,280	6.1%
Total	$1,456,138	$1,812,029	$(355,891)	-19.6%

Compensation and benefits increased $176,273, or 27.6%. Payroll increased $69,629 and included $17,840 of severance and $38,000 of deferred compensation paid during the six months ended June 30, 2012. In the six months ended June 30, 2011, we had hired outside professionals to run our managed services group and we paid them $193,668. Those services are now provided by our employees. Payroll taxes and costs increased $10,673 and insurance increased by $26,482, all as a result of increased rates and costs. The vacation accrual decreased $90,759 due to staff reductions.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010 and 2011 have now vested and are fully expensed, resulting in a lower expense in the six-month period ended June 30, 2012 when compared to the expense for the six-month period ended June 30, 2011.

Debt issuance costs were for costs and expenses paid to the lead investor in connection with the January 2012 issuance of secured convertible promissory notes as more fully discussed in Note 11 to our Condensed Consolidated Financial Statements. The debt issuance costs totaled $95,000 and are being amortized over the life of the underlying debt. We recognized $30,833 of this cost in the six-month period ended June 30, 2012. The debt issuance costs, which were previously recorded as a selling, general and administrative expense, are now recorded as an other current asset, net of amortization.

Advertising and marketing expense declined by $95,053, or 77.7%, in the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011. The six-month period ended June 30, 2011 included $80,000 for a one-time momentum advertising program.

Investor relations and investment banking fees for the six-month period ended June 30, 2012 decreased $49,937, or 27.6%, when compared to the six-month period ended June 30, 2011. This reduction is primarily due to the Company’s termination of its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the six-month period ended June 30, 2012 increased $34,536, or 17.1%, compared to the six-month period ended June 30, 2011. Legal fees increased approximately $30,000, fees related to SEC filings and Sarbanes-Oxley work were up approximately $19,000, and accounting and other fees were essentially unchanged.

Managed services were eliminated in the second half of 2011 resulting in no comparable expense in the six-month period ending June 30, 2012. These services are now provided by our employees.

Depreciation and amortization

Depreciation and amortization was $295,689 for the six-month period ended June 30, 2012 compared to $309,392 for the six-month period ended June 30, 2011, a decrease of $13,703, or 4.4%. Except for $30,833 of loan cost amortization in the six-month period ended June 30, 2012, depreciation and amortization expense is mainly for software development.

Interest income

Interest income was $170 for the six-month period ended June 30, 2012 compared to $3,262 for the six-month period ended June 30, 2011, a decrease of $3,092, or 94.8%. Interest income is a function of cash on hand.

Interest expense

	Six Months Ended
	June 30,
	2012	2011
Interest on convertible notes	$35,101	$-
Original issue discount	612,726	-
	$647,827	$-

We issued Notes in November 2011 and New Notes in January 2012 and May 2012. The interest on these notes accrues at 6% per annum and totaled $35,101 for the six-month period ended June 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 7 to our Condensed Consolidated Financial Statements.

Change in fair value of derivative instruments

The increase in the fair value of the derivative liability and the Series C Warrants at June 30, 2012 resulted in us recognizing an unrealized gain during the six-month period ended June 30, 2012 of $453,008. This included a reduction in the fair value of our derivative instruments at January 27, 2012, which resulted in us recognizing a gain of $24,200 and a $76,700 gain on the settlement of the derivative liability related to the debt retirement.

Loss on early extinguishment of debt

Holders of the Notes exchanged those Notes for New Notes in January 2012, resulting in a loss on extinguishment of debt of $17,456 in January 2012.

Except as discussed above, our results of operations for the six-month periods ended June 30, 2012 and 2011 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of June 30, 2012, we had cash and cash equivalents totaling $53,565. Since our inception, we have incurred net losses, and at June 30, 2012, we had an accumulated deficit of $7,573,854 and total stockholders’ deficit of $1,446,694. We expect to continue to incur losses in fiscal 2012. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at June 30, 2012. We have budgeted capital expenditures of approximately $200,000 for the remainder of fiscal 2012, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the six-month periods ended June 30, 2012 and 2011. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,104,284 for the six-month period ended June 30, 2012 compared to $1,161,903 for the six-month period ended June 30, 2011. In the six-month period ended June 30, 2012, cash was used to fund a net loss of $1,796,269, reduced by non cash depreciation of $295,689, stock-based compensation expense of $22,001, common stock issued for services valued at $38,000, convertible loan interest of $647,705, a net gain in the fair value of derivative liabilities of $453,008, loss on early extinguishment of debt of $17,456, and changes in operating assets and liabilities totaling $124,041.

In the six-month period ended June 30, 2011, cash was used to fund a net loss of $1,922,704, reduced by non cash depreciation of $309,392, stock-based compensation expense of $263,123, common stock issued for services valued at $21,285, and changes in operating assets and liabilities totaling $21,874.

Cash provided by (used in) investing activities

Net cash used in investing activities totaled $97,068 for the six-month period ended June 30, 2012 compared to $115,205 of net cash used by investing activities in the six-month period ended June 30, 2011. In the six-month period ended June 30, 2012, cash used in investing activities consisted of $96,968 for software development costs and $100 for deposits. In the six-month period ended June 30, 2011, cash used in investing activities consisted of $287,217 for software development costs, reduced by $172,012 repaid by Argo.

Cash from financing activities

Net cash provided by financing activities totaled $1,235,000 for the six-month period ended June 30, 2012 and were the proceeds from the sale of the New Notes. We had no financing activities in the six-month period ended June 30, 2011.

Financial condition

As of June 30, 2012, we had a working capital deficit of $1,587,621, an accumulated deficit of $7,573,854 and total stockholders’ deficit of $1,446,694, compared to a working capital deficit of $670,911, an accumulated deficit of $5,777,585 and total stockholders’ deficit of $362,196 at December 31, 2011. The decrease in our financial condition was due to an increase in our net loss, the use of cash on hand, the amortization of the original issue discount associated with the Notes and New Notes, and the change in the fair value of our derivative instruments.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities.

At December 31, 2011 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. Management’s plans to address these concerns include (i) having raised $935,000 and $300,000 through the sale of convertible notes in January 2012 and May 2012, respectively, (ii) having raised $1,200,000 through the issuance of Common Stock in September 2012, (iii) staff reductions in March 2012 which will result in an approximately $430,000 of annual savings, (iv) a hiring and expansion freeze, including the abandonment of plans to open new offices, until we generate sufficient revenue to warrant a change, and (v) entering into additional strategic relationships which are expected to lead to additional revenue opportunities.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In response to the identified material weaknesses, the Company is working on improving its control activities. Management believes that actions recently taken, along with other improvements not yet implemented, will address the material weaknesses in the Company’s internal control over financial reporting. Company management plans to continue to review and make changes to overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three and six-month periods ended June 30, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, LTD., individually and derivatively on behalf of Argo Digital Solutions, Inc. (“Plaintiffs”), commenced an action in the United States District Court for the Southern District of New York alleging various claims against the Company, certain of its former employees, and Argo Digital Solutions, Inc. (“Argo”).  Plaintiffs allege misconduct related to the alleged sale of Argo’s stock and assets.  We believe the case is without merit and intend to vigorously defend ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be adversely affected.

Item 1A.     Risk Factors.

Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

(a)	Index to Exhibits

Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc. (Registrant)
Date: November 19, 2012	By:	/s/ Michael F. Mullarkey
Acting Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

