Form 10-Q
period 2012-09-30
RVUE HOLDINGS, INC.
filed 2012-12-20
CIK 1455206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on December 19, 2012 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	100,816,954

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$971,168	$19,917
Accounts receivable	52,403	105,203
Prepaid expenses	62,111	180,573
Total current assets	1,085,682	305,693
Property and equipment, net	18,732	46,829
Software development costs	63,905	244,498
Deposits	17,388	17,388
	$1,185,707	$614,408

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$120,604	$202,142
Accrued expenses	471,672	456,339
Convertible notes	-	185,248
Derivative liability	-	100,900
Deferred revenue	31,975	31,975
Total current liabilities	624,251	976,604

Commitments and contingencies (Note 10)

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at September 30, 2012 and December 31, 2011; 100,816,954 issued and outstanding at September 30, 2012 and 37,383,725
issued and outstanding at December 31, 2011	100,817	37,384
Additional paid-in capital	9,823,838	5,378,005
Accumulated deficit	(9,363,199)	(5,777,585)
Total stockholders' equity/(deficit)	561,456	(362,196)
	$1,185,707	$614,408

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
rVue advertising revenue	$18,313	$2,152	$46,142	$126,595
Network	95,925	115,247	307,019	335,746
	114,238	117,399	353,161	462,341
Costs and expenses
Cost of revenue	22,300	46,396	93,560	195,882
Selling, general and administrative expenses	509,510	767,613	1,965,648	2,579,642
Depreciation and amortization	126,979	209,781	422,668	519,174
Interest income	(93)	(339)	(263)	(3,601)
Interest expense	385,889	-	1,033,716	-
Change in fair value of derivative	223,826	-	(229,182)	-
Loss on early extinguishment of debt	635,172	-	652,628	-
	1,903,583	1,023,451	3,938,775	3,291,097
Loss before provision for income taxes	(1,789,345)	(906,052)	(3,585,614)	(2,828,756)
Provision for income taxes	-	-	-	-
Net loss	$(1,789,345)	$(906,052)	$(3,585,614)	$(2,828,756)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	51,961,478	37,297,312	42,602,124	37,281,587

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	-	$-	37,383,725	$37,384	$5,378,005	$(5,777,585)	$(362,196)
Common stock issued for services and debt issuance costs	-	-	780,000	780	$147,341	-	148,101
Common stock issued upon exercise of options	-	-	351,787	352	(352)	-	-
Stock-based compensation expense			-	-	23,602	-	23,602
Common stock issued	-	-	20,000,000	20,000	1,180,000	-	1,200,000
Common stock issued upon the conversion of Notes	-	-	42,301,442	42,301	2,498,593	-	2,540,894
Elimination of derivative warrant	-	-	-	-	446,419	-	446,419
Issuance of warrants included in the convertible debt	-	-	-	-	150,250	-	150,250
Net loss	-	-	-	-	-	(3,585,614)	(3,585,614)
Balance, September 30, 2012	-	$-	100,816,954	$100,817	$9,823,838	$(9,363,199)	$561,456

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(3,585,614)	$(2,828,756)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	422,668	519,174
Stock-based compensation expense	23,602	299,545
Common stock issued for services	50,947	14,000
Warrants issued for services	-	241,960
Convertible loan interest	1,033,716	-
Change in fair value of derivative instruments	(229,182)	-
Loss on early extinguishment of debt	652,628	-
Changes in operating assets and liabilities:
Accounts receivable	52,800	(5,451)
Prepaid expenses	118,462	(177,007)
Accounts payable	(81,538)	42,016
Accrued expenses	15,333	158,339
Cash used in operating activities	(1,526,177)	(1,736,180)
Investing activities
Payments for property, equipment and software development	(157,572)	(415,283)
Repayments by (advances to) Argo Digital Solutions, Inc.	-	172,012
Change in deposits	-	(3,978)
Cash used in investing activities	(157,572)	(247,249)
Financing activities
Proceeds from convertible notes	1,435,000	-
Proceeds from the issuance of common stock	1,200,000	-
Cash provided by financing activities	2,635,000	-
Increase (decrease) in cash and cash equivalents	951,251	(1,983,429)
Cash and cash equivalents, beginning of period	19,917	2,334,121
Cash and cash equivalents, end of period	$971,168	$350,692

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

The unaudited condensed consolidated statement of operations for the nine months ended September 30, 2012 is not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $9,363,199 at September 30, 2012. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to help meet our operating cash flow requirements include (i) financing activities such as private placements of common stock, and issuances of debt and convertible debt instruments, (ii) staff reductions, (iii) a hiring and expansion freeze, and (iv) the establishment of strategic relationships which we believe will lead to the generation of additional revenue opportunities. On September 10, 2012, we raised an additional $1,200,000 through the sale of common stock that also triggered the conversion of secured convertible promissory notes (the “New Notes”) that had been issued between January 27, 2012 and July 24, 2012, into 42,301,442 shares of Common Stock.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the nine months ended September 30, 2012 and 2011, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the nine months ended September 30, 2012 and 2011. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities, and shares issuable upon the conversion of notes.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(1,789,345)	$(906,052)	$(3,585,614)	$(2,828,796)

Denominator:
Weighted-average shares outstanding	51,961,478	37,297,312	42,602,124	37,281,587
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	51,961,478	37,297,312	42,602,124	37,281,587
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.08)

(1)	The following stock options, warrants and convertible notes outstanding as of September 30, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	-	534,874	132,351	1,330,803
Warrants	-	-	370,830	78,860
	-	534,874	503,181	1,409,663

Note 4 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of September 30, 2012, and December 31, 2011:

	September 30,	December 31,
	2012	2011
Cash	$21,322	$16,097
Cash equivalents - money market funds	949,846	3,820
Total cash and cash equivalents	$971,168	$19,917

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from three of our customers accounted for 41.0%, 31.4% and 24.5% of total accounts receivable at September 30, 2012, and 72.8% and 19.0% from two of our customers at December 31, 2011. We had no allowance for doubtful accounts at either September 30, 2012 or at December 31, 2011.

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

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Assets:
Cash equivalents - money market funds	$949,846	$-	$-	$949,846
December 31, 2011
Assets:
Cash equivalents - money market funds	$3,820	$-	$-	$3,820
Liabilities:
Derivative liability	$-	$-	$100,900	$100,900

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets. The fair value of derivative liabilities, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

Rollforward of Level 3 Liabilities

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three- month period ended September 30, 2012:

Balance, July 1, 2012	$483,700
Issuances	53,900
Settlements	(761,426)
Realized and unrealized (gains) losses included in earnings	223,826
Transfers into or out of level 3	-
Balance, September 30, 2012	$-

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine- month period ended September 30, 2012:

Balance, January 1, 2012	$100,900
Issuances	1,336,127
Settlements	(1,207,845)
Realized and unrealized (gains) losses included in earnings	(229,182)
Transfers into or out of level 3	-
Balance, September 30, 2012	$-

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2012 and December 31, 2011:

Prepaid expenses	September 30, 2012	December 31, 2011
Consulting fees	$150	$16,200
Insurance	19,660	16,109
Investor relations fees	5,000	10,000
Licenses and subscriptions	10,434	20,958
Rent	14,813	15,252
Services	-	5,233
Other	12,054	1,612
	$62,111	$180,573

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment	Estimated Useful Lives	September 30,	December 31,
	(Years)	2012	2011
Computers and software	2 - 5	$90,259	$89,757
Furniture and equipment	3	22,573	22,574
Gross property and equipment		112,832	112,331
Less accumulated depreciation		(94,100)	(65,502)
Net property and equipment		$18,732	$46,829

Depreciation expense was $28,598 and $34,857 for the nine months ended September 30, 2012 and 2011, respectively.

Software Development Costs	Estimated Useful Lives	September 30,	December 31,
	(Months)	2012	2011
Software development costs	18	$1,089,564	$930,461
Less accumulated amortization		(1,025,659)	(685,963)
Net software development costs		$63,905	$244,498

Amortization expense was $394,070 and $484,317 for the nine months ended September 30, 2012 and 2011, respectively.

Accrued Expenses	September 30,	December 31,
	2012	2011
Investor relations fees	$161,000	$150,000
Personnel costs	65,049	131,703
Directors fees	125,667	57,000
Professional fees	78,275	44,494
Deferred rent	14,742	26,642
Network costs	10,511	29,323
Other	16,428	17,177
	$471,672	$456,339

Note 7 – Convertible Notes

In November and December 2011 we entered into certain Promissory Note Purchase Agreements (“PNPAs”) in the aggregate principal amount of $285,000 with certain investors, including our Chief Executive Officer and our Chief Financial Officer (the “PNPA Investors”). We issued $285,000 of Secured Convertible Secured Promissory Notes (the “Notes”). The Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on December 19, 2012. In the event we enter into a strategic investment prior to December 19, 2012, the holder may, at their option, convert the unpaid principal and interest into shares of our common stock at 75% of the price paid by the strategic investor. At maturity, at the option of the holder, unpaid principal and interest may be converted into shares of our common stock at a conversion price of $.25.

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

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On July 24, 2012, we issued additional New Notes in the aggregate principal amount of $200,000 and Series C Warrants to purchase 500,000 shares of our common stock at $0.20 per share, exercisable for a period of five years to an entity that is wholly owned by a stockholder and director of ours. We received net proceeds of $200,000 from the sale of these additional New Notes.

We determined that the embedded conversion feature in the New Notes and the Series C Warrants are derivatives as defined in ASC 815. At January 27, 2012 we valued the embedded derivative conversion feature of the New Notes at $705,100 and the Series C Warrants at $.134 per warrant. The initial fair value of the embedded conversion feature and warrants was recorded as a reduction of the New Notes. This original issue discount will be amortized as interest expense over the term of the Notes. We valued the embedded derivative conversion feature of the New Notes issued on May 11, 2012 at $167,000 and the Series C Warrants at $0.147 per warrant. We valued the embedded derivative conversion feature of the New Notes issued on July 24, 2012 at $53,900 and the Series C Warrants at $0.086 per warrant. The initial fair value of the embedded conversion feature and warrants was recorded as a reduction of the New Notes. This original issue discount will be amortized as interest expense over the term of the Notes. The warrants issued with the New Notes on May 11, 2012 and July 24, 2012 did not meet the definition of a derivative, and were recorded as additional paid-in capital.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Pursuant to the amended New Agreements discussed above, the ratchet provision contained in the original agreements has been removed. Since the Series C Warrants no longer had derivative features as a result of the modification, the amount of derivative warrant liabilities associated with the shares have been reclassified from derivative warrant liabilities to additional paid-in capital. The amount reclassified due to this modification was $446,419. As discussed above, the embedded derivative conversion feature contains other adjustment provisions in addition to the Ratchet Provision, and the removal of the Ratchet Provision did not change the classification of the embedded derivative conversion feature as a derivative liability.

On September 10, 2012, we sold 20,000,000 shares of Common Stock to Acorn Composite Corporation (“Acorn”), for an aggregate cash purchase price of $1,200,000 (the “Equity Financing”).  The shares of Common Stock were issued to Acorn without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

Since the Equity Financing qualifies as a Subsequent Offering, the principal of and accrued interest on the New Notes, aggregating $1,776,667, automatically converted into an aggregate of 42,301,442 shares of Common Stock upon consummation of the Equity Financing.  Prior to conversion, the New Notes were carried at $1,164,658, which includes accrued interest of $53,594 and which is net of unamortized original issue discount of $612,009 and the embedded conversion feature was valued at $761,426. Upon conversion of the debt, the Company recorded a loss on early extinguishment of debt of $635,172.

As of December 7, 2012, Robert Roche, a member of our Board of Directors, is deemed to beneficially own 42,654,878 shares of Common Stock, or 40.2%, consisting of: (i) 200,000 shares issuable upon exercise of options that are exercisable within 60 days, (ii) 36,821,545 shares that are owned by Acorn (of which Mr. Roche is the sole owner and therefore may be deemed to have voting and dispositive power over such securities) and (iii) 5,833,333 shares issuable upon the exercise of warrants that are exercisable within 60 days that are owned by Acorn.

Note 8 - Income Taxes

There is no income tax benefit for the losses for the nine-month periods ended September 30, 2012 and 2011, respectively, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2011, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended September 30, 2012. We did not recognize any interest or penalties during 2011 related to unrecognized tax benefits, or through the period ended September 30, 2012.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	3,722,500	$0.23
Options granted	-	$-
Options exercised	(1,356,880)	$0.21
Options forfeited	(3,120)	$0.20
Balance at September 30, 2012	2,362,500	$0.24	8.23	$-
Exercisable at September 30, 2012	2,250,834	$0.24	8.20	$-
Expected to vest after September 30, 2012	111,666	$0.30	9.05	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

We did not grant any options during the three- and nine-month periods ended September 30, 2012 or 2011.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenue	$-	$671	$889	$1,882
Selling, general and administrative expenses	1,601	35,752	22,713	297,663
	$1,601	$36,423	$23,602	$299,545

Note 10 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We lease our Ft. Lauderdale office space under a non-cancelable operating lease. The lease is for a period of three years beginning July 1, 2010, and provides for one renewal option of three years. Effective October 1, 2011, we entered into a one-year lease agreement for an office in an executive office complex in New York City. As of September 30, 2012, our total future minimum lease payments under these non-cancelable operating leases was $57,066. Rent expense was $68,922 and $57,066 for the nine-month periods ended September 30, 2012 and 2011, respectively. We do not currently utilize any other off-balance sheet financing arrangements.

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

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

We paid a consulting fee of $10,000 to one of our directors during the nine-month period ended September 30, 2011, and reimbursed the director $9,920 for out-of pocket expenses incurred in connection with our business during the nine-month period ended September 30, 2011.

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with Acorn, an entity that is wholly owned by Robert Roche, a stockholder and director of ours who beneficially owns 40.2% of our outstanding shares of Common Stock as of November 1, 2012. We did not record any significant revenue under this contract in either of the nine-month periods ended September 30, 2012 or 2011.

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

On May 11, 2012, the Company issued additional New Notes in the aggregate principal amount of $300,000 (out of the additional $500,000 that was just authorized) and Series C Warrants to purchase 750,000 shares of our common stock (the “Warrant Stock”), at $.20 per share (the “Warrant Price”) exercisable for a period of five years to Acorn. We received net proceeds of $300,000 from the sale of these additional New Notes. On July 24, 2012, the Company issued additional New Notes in the aggregate principal amount of $200,000 and Series C Warrants to purchase 500,000 shares of Warrant Stock at $.20 per share exercisable for a period of five years to Acorn. We received net proceeds of $200,000 from the sale of these additional New Notes.

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

In July 2012, the Company entered into a consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company is obligated to grant 500,000 shares of restricted stock which vests in twelve months beginning on the first month anniversary of the date of the grant. We paid a consulting fee of $27,000 under the consulting contract during the nine-month period ended September 30, 2012.

On September 10, 2012, we sold 20,000,000 shares of Common Stock to Acorn, for an aggregate cash purchase price of $1,200,000.  Since the Equity Financing qualifies as a Subsequent Offering, the principal of and accrued interest on the New Notes, aggregating $1,776,667, automatically converted into an aggregate of 42,301,442 shares of Common Stock upon consummation of the Equity Financing.  Immediately following the consummation of the Equity Financing and the Note Conversions, the Company had 100,691,954 shares of Common Stock issued and outstanding.

As of December 7, 2012, Robert Roche, a member of our Board of Directors, is deemed to beneficially own 42,654,878 shares of Common Stock, or 40.2%, consisting of: (i) 200,000 shares issuable upon exercise of options that are exercisable within 60 days, (ii) 36,821,545 shares that are owned by Acorn (of which Mr. Roche is the sole owner and therefore may be deemed to have voting and dispositive power over such securities) and (iii) 5,833,333 shares issuable upon the exercise of warrants that are exercisable within 60 days that are owned by Acorn.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Following the conversion of the Notes, the first priority security interest on all of the Company’s and its subsidiaries’ assets that was held by the holders of the Notes was terminated.

Note 12 – Supplemental Non-Cash Information

During the nine months ended September 30, 2012, the Company modified the warrants resulting in a reclassification of the derivative warrant liability to equity totaling $446,419. Additionally during the nine months ended September 30, 2012, the Company paid debt issuance costs of $95,000 by issuing 475,000 shares of its stock. The remaining amortization of these debt issuance costs totaling $42,778 were offset against the conversion of the Company’s Notes on September 10, 2012.

There were no non-cash transactions noted for the nine months ended September 30, 2011.

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

As of December 14, 2012, 182 networks comprising approximately 93,677 locations and 752,031 screens representing the top 50 DMAs were accessible through rVue, delivering approximately 252 million daily impressions.  Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011:

Our unaudited results of operations for the three-month periods ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended September 30,
	2012	2011
Revenue
rVue fees	$18,313	$2,152
Network	95,925	115,247
	114,238	117,399
Costs and expenses
Cost of revenue	22,300	46,396
Selling, general and administrative expenses	509,510	767,613
Depreciation and amortization	126,979	209,781
Interest income	(93)	(339)
Interest expense	385,889	-
Change in fair value of derivative	223,826	-
Loss on early extinguishment of debt	635,172	-
	1,903,583	1,023,451
Loss before provision for income taxes	(1,789,345)	(906,052)
Provision for income taxes	-	-
Net loss	$(1,789,345)	$(906,052)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	51,961,478	37,297,312

Revenue

Revenue was $114,238 for the three-month period ended September 30, 2012 compared to $117,399 for the three-month period ended September 30, 2011, a $3,161 decline, or 2.7%. We earned revenue as follows:

	Three Months ended September 30,
Revenue Category	2012	2011	$ Change	% Change
rVue fees	$18,313	$2,152	$16,161	751.0%
Network	95,925	115,247	(19,322)	-16.8%
Total Revenue	$114,238	$117,399	$(3,161)	-2.7%

rVue fees

rVue fees were $18,313 for the three-month period ended September 30, 2012, a $16,161 improvement over the $2,152 rVue fees for the three-month period ended September 30, 2011. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2012 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2012 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network revenue was $95,925 for the three-month period ended September 30, 2012, a $19,322, or 16.8%, decrease compared to the $115,247 for the three-month period ended September 30, 2011. We earned fixed monthly fees of $31,975 from two clients and fees from special projects from one client. We expect to continue to receive revenue from these services to these clients for the next twelve months, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $22,300 for the three-month period ended September 30, 2012 compared to $46,396 for the three-month period ended September 30, 2011, a $24,096 decline, or 51.9%, and was comprised of:

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$2,804	$33,267	$(30,463)	-91.6%
Stock-based compensation expense	598	671	(73)	-10.9%
Network services	1,299	3,506	(2,207)	-62.9%
rVue operations	17,599	8,952	8,647	96.6%
Total	$22,300	$46,396	$(24,096)	-51.9%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $509,510 for the three-month period ended September 30, 2012, compared to $767,613 for the three-month period ended September 30, 2011, a $258,103 decrease, or 33.6%. Changes by major component of SG&A are:

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$232,965	$366,680	$(133,715)	-36.5%
Stock-based compensation expense	1,003	35,752	(34,749)	-97.2%
Facility expense	42,056	42,979	(923)	-2.1%
Communications expense	22,332	14,066	8,266	58.8%
Travel expense	830	22,232	(21,402)	-96.3%
Advertising and marketing expense	4,053	24,346	(20,293)	-83.4%
Investor relations and investment banking fees	3,380	125,660	(122,280)	-97.3%
Professional and consulting fees	173,031	94,420	78,611	83.3%
Office support and supply expense	29,860	41,478	(11,618)	-28.0%
Total	$509,510	$767,613	$(258,103)	-33.6%

Compensation and benefits decreased $133,715, or 36.5% for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. This change was due to an $59,087 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $152,857 due to staff reductions that were implemented in the three months ended September 30, 2012, a $20,260 reduction in the vacation accrual for recent staff reductions, a $12,864 reduction in healthcare costs due to staff reductions and a reduction of payroll tax expense of $6,821 due to lower payroll costs.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010 and 2011 have now vested and are fully expensed, resulting in a lower expense in the three-month period ended September 30, 2012 compared to the expense for the three-month period ended September 30, 2011.

Advertising and marketing expense decreased by $20,293, or 83.4%, in the three-month period ended September 30, 2012, when compared to the three-month period ended September 30, 2011.

Investor relations and investment banking fees for the three-month period ended September 30, 2012 decreased $122,280, or 97.3%, when compared to the three-month period ended September 30, 2011. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the three-month period ended September 30, 2012 were up $78,611, or 83.3%, compared to the three-month period ended September 30, 2011. Consulting fees increased approximately $27,000 due to consulting fees paid to former CEO Jason Kates, as prescribed in his separation agreement plus $48,000 paid to ODK Capital Management, legal fees decreased $15,677, fees related to SEC filings and Sarbanes-Oxley work decreased $10,018 and directors’ fees increased $5,000 while accounting and other fees increased $4,475.

Depreciation and amortization

Depreciation and amortization was $126,979 for the three-month period ended September 30, 2012 compared to $209,781 for the three-month period ended September 30, 2011, a $82,802 decline, or 39.5%. For the three-month period ended September 30, 2012, depreciation and amortization expense for software development was $99,479, while amortization of loan costs was $27,500. For the three-month period ended September 30, 2011, depreciation and amortization expense was mainly for software development.

Interest income

Interest income was $93 for the three-month period ended September 30, 2012 compared to $339 for the three-month period ended September 30, 2011, a $246 decline, or 72.6%. Interest income is a function of cash on hand.

Interest expense

	Three Months Ended
	September 30,
	2012	2011
Interest on convertible notes	$19,833	$-
Original issue discount	366,056	-
	$385,889	$-

We issued Notes in November 2011 and New Notes in January and May 2012. The interest on these notes accrues at 6% per annum and totaled $19,833 for the three-month period ended September 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 7 to our Condensed Consolidated Financial Statements. These Notes were redeemed on September 10, 2012.

Nine Months Ended September 30, 2012 and 2011:

Our unaudited results of operations for the nine-month periods ended September 30, 2012 and 2011 were as follows:

	For the Nine Months Ended September 30,
	2012	2011
Revenue
rVue fees	$46,142	$126,595
Network	307,019	335,746
	353,161	462,341
Costs and expenses
Cost of revenue	93,560	195,882
Selling, general and administrative expenses	1,965,648	2,579,642
Depreciation and amortization	422,668	519,174
Interest income	(263)	(3,601)
Interest expense	1,033,716	-
Change in fair value of derivative	(229,182)	-
Loss on early extinguishment of debt	652,628	-
	3,938,775	3,291,097
Loss before provision for income taxes	(3,585,614)	(2,828,756)
Provision for income taxes	-	-
Net loss	$(3,585,614)	$(2,828,756)
Net loss per common share - basic and diluted	$(0.08)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	42,602,124	37,281,587

Revenue

Revenue was $353,161 for the nine-month period ended September 30, 2012, compared to $462,341 for the nine-month period ended September 30, 2011, a $109,180 decline, or 23.6%. We earned revenue as follows:

	Nine Months Ended September 30,
Revenue Category	2012	2011	$ Change	% Change
rVue fees	$46,142	$126,595	$(80,453)	-63.6%
Network	307,019	335,746	(28,727)	-8.6%
Total Revenue	$353,161	$462,341	$(109,180)	-23.6%

rVue fees

rVue fees were $46,142 for the nine-month period ended September 30, 2012, a decrease of $80,453, or 63.6%, when compared to the $126,595 for the nine-month period ended September 30, 2011. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2012 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2012 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network revenue was $307,019 for the nine-month period ended September 30, 2012, a decrease of $28,727, or 8.6%, when compared to network revenue of $335,746 for the nine-month period ended September 30, 2011. We earned fixed monthly fees of $31,975 from two clients and fees from special projects from one client. We expect to continue to receive revenue from these services to these clients for the next twelve months, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue was $93,560 for the nine-month period ended September 30, 2012 compared to $195,882 for the nine-month period ended September 30, 2011, a decrease of $102,322, or 52.2%. This cost was comprised of:

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$48,362	$102,359	$(53,997)	-52.8%
Stock-based compensation expense	1,487	1,882	(395)	-21.0%
Network services	7,851	8,723	(872)	-10.0%
rVue operations	35,860	82,918	(47,058)	-56.8%
Total	$93,560	$195,882	$(102,322)	-52.2%

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients. Compensation and benefits included $4,200 of severance paid during the nine months ended September 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1,965,648 for the nine-month period ended September 30, 2012, compared to $2,579,642 for the nine-month period ended September 30, 2011, a $596,177 decrease, or 23.8%. Changes by major component of SG&A are:

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Compensation and benefits	$1,047,937	$990,914	$57,023	5.8%
Stock-based compensation expense	22,115	297,663	(275,548)	-92.6%
Facility expense	129,018	125,652	3,366	2.7%
Communications expense	65,428	40,495	24,933	61.6%
Travel expense	38,775	57,378	(18,603)	-32.4%
Advertising and marketing expense	31,373	146,720	(115,347)	-78.6%
Investor relations and investment banking fees	134,289	306,505	(172,216)	-56.2%
Professional and consulting fees	409,863	296,716	113,147	38.1%
Managed services	-	200,356	(200,356)	-100.0%
Office support and supply expense	86,850	117,243	(30,393)	-25.9%
Total	$1,965,648	$2,579,642	$(613,994)	-23.8%

Compensation and benefits increased $57,023, or 5.8%. Payroll decreased $70,632 and included $17,840 of severance and $38,000 of deferred compensation paid during the nine months ended September 30, 2012. In the nine months ended September 30, 2011, we had hired outside professionals to run our managed services group and we paid them $193,668. Those services are now provided by our employees. Payroll taxes and costs increased $6,867 and insurance increased by $13,619, all as a result of increased rates and costs. The vacation accrual decreased $78,583 due to staff reductions, while relocation and temporary labor costs decreased $26,402. The amount of payroll that was capitalized for software development decreased by $190,724.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010 and 2011 have now vested and are fully expensed, resulting in a lower expense in the nine-month period ended September 30, 2012 when compared to the expense for the nine-month period ended September 30, 2011.

Advertising and marketing expense declined by $115,347, or 78.6%, in the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011. The nine-month period ended September 30, 2011 included $80,000 for a one-time momentum advertising program.

Investor relations and investment banking fees for the nine-month period ended September 30, 2012 decreased $172,216, or 56.2%, when compared to the nine-month period ended September 30, 2011. This reduction is primarily due to the Company’s termination of its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the nine-month period ended September 30, 2012 increased $113,147, or 38.1%, compared to the nine-month period ended September 30, 2011. Consulting fees increased approximately $96,200 due to consulting fees paid to former CEO Jason Kates, as prescribed in his separation agreement plus $48,000 paid to ODK Capital Management, legal fees increased approximately $14,452, fees related to SEC filings and Sarbanes-Oxley work increased approximately $9,127 and directors’ fees increased approximately $11,667 while recruiting fees and accounting and other fees decreased approximately $16,174 and $2,125, respectively.

Managed services costs, which were $200,356 for the nine-month period ended September 30, 2011,were eliminated in the second half of 2011 resulting in no comparable expense in the nine-month period ending September 30, 2012. These services are now provided by our employees.

Depreciation and amortization

Depreciation and amortization was $422,668 for the nine-month period ended September 30, 2012 compared to $519,174 for the nine-month period ended September 30, 2011, a decrease of $96,506, or 18.6%. Except for $54,375 of loan cost amortization in the nine-month period ended September 30, 2012, depreciation and amortization expense is mainly for software development.

Interest income

Interest income was $263 for the nine-month period ended September 30, 2012 compared to $3,601 for the nine-month period ended September 30, 2011, a decrease of $3,338, or 92.7%. Interest income is a function of cash on hand.

Interest expense

	Nine Months Ended
	September 30,
	2012	2011
Interest on convertible notes	$54,935	$-
Original issue discount	978,781	-
	$1,033,716	$-

We issued Notes in November 2011 and New Notes in January 2012 and May 2012. The interest on these notes accrues at 6% per annum and totaled $54,935 for the nine-month period ended September 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 7 to our Condensed Consolidated Financial Statements.

Loss on early extinguishment of debt

Holders of the Notes exchanged those Notes for New Notes in January 2012, resulting in a loss on extinguishment of debt of $17,456 in January 2012. Upon conversion of the New Notes in September 2012, the Company recognized a loss on extinguishment of debt of $635,172.

Except as discussed above, our results of operations for the nine-month periods ended September 30, 2012 and 2011 did not contain any unusual gains or losses from transactions not in our ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of September 30, 2012, we had cash and cash equivalents totaling $971,168. Since our inception, we have incurred net losses, and at September 30, 2012, we had an accumulated deficit of $9,363,199 and total stockholders’ equity of $561,456. We expect to continue to incur losses in fiscal 2012. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at September 30, 2012. We have budgeted capital expenditures of approximately $200,000 for fiscal 2012, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the nine-month periods ended September 30, 2012 and 2011. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,526,177 for the nine-month period ended September 30, 2012 compared to $1,736,180 for the nine-month period ended September 30, 2011. In the nine-month period ended September 30, 2012, cash was used to fund a net loss of $3,585,614, reduced by non cash depreciation of $422,668, stock-based compensation expense of $23,602, common stock issued for services valued at $50,947, convertible loan interest of $1,033,716, a net gain in the fair value of derivative liabilities of $229,182, a loss on early extinguishment of debt of $652,628, and changes in operating assets and liabilities totaling $105,057.

In the nine-month period ended September 30, 2011, cash was used to fund a net loss of $2,828,756, reduced by non cash depreciation of $519,174, stock-based compensation expense of $299,545 and common stock issued for services valued at $14,000. This cash usage was partially offset by changes in operating assets and liabilities totaling $17,897.

Cash used in investing activities

Net cash used in investing activities totaled $157,572 for the nine-month period ended September 30, 2012 compared to $247,249 of net cash used by investing activities in the nine-month period ended September 30, 2011. In the nine-month period ended September 30, 2012, cash used in investing activities consisted of $157,572 for software development costs. In the nine-month period ended September 30, 2011, cash used in investing activities consisted of $415,283 for software development costs and $3,978 for deposits, reduced by $172,012 repaid by Argo.

Cash from financing activities

Net cash provided by financing activities totaled $2,635,000 for the nine-month period ended September 30, 2012. The cash-generating activities included the issuance of New Notes totaling $1,435,000 plus the issuance of Common Stock of $1,200,000. We had no financing activities in the nine-month period ended September 30, 2011.

Financial condition

As of September 30, 2012, we had a working capital surplus of $461,431, an accumulated deficit of $9,363,199 and total stockholders’ equity of $561,456, compared to a working capital deficit of $670,911, an accumulated deficit of $5,777,585 and total stockholders’ deficit of $362,196 at December 31, 2011. The improvement in our financial condition was due to the successful raise of $2,635,000 of equity that was offset by an increase in our net loss, the use of cash on hand, the amortization of the original issue discount associated with the Notes and New Notes, and the change in the fair value of our derivative instruments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In response to the identified material weaknesses, the Company is working on improving its control activities. Management believes that actions recently taken, along with other improvements not yet implemented, will address the material weaknesses in the Company’s internal control over financial reporting. Company management plans to continue to review and make changes to overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three and nine-month periods ended September 30, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

rVue Holdings, Inc. (Registrant)
Date: December 20, 2012	By:	/s/ Michael F. Mullarkey
Acting Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** Furnished herewith.