Form 10-K
period 2012-12-31
RVUE HOLDINGS, INC.
filed 2013-07-01
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-54348

RVUE HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-3461079
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

10740B West Grand Avenue, Franklin Park, IL 60131	33301
(Zip Code)

855-261-8370

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☐ Yes ☒ No

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

☐ Yes    ☒ No

 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second quarter (2012) was approximately $6,850,265 (31,137,567 x $.22). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

 As of June 18, 2013 there were 115,928,620 shares of Common Stock, par value $0.001 per share, outstanding.

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

Our principal executive offices are located at 10740B Grand Avenue, Franklin Park, IL 60131, and our telephone number is 855-261-8370.

Our Business

Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute campaigns on behalf of advertising clients or their agencies. For the year ended December 31, 2012, we had revenue of $602,364 from the rVue platform (approximately $405,000 in non core revenue and approximately $197,000 in core revenue).

In connection with the Transaction, the Company acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology. Such software and technology included the rVue DSP technology and software as well as legacy rVue client and server software, which allows an end user to manage and operate a DOOH network. The client software is used to manage each screen or site and the server software is used to manage the client software.

We provide network services and receive fees under contract or on a monthly basis, from Accenture. We provide monitoring and troubleshooting services on a 24/7 basis to Accenture for a private display network that they own under a contract for which we receive $11,975 per month. We expect to continue to receive revenue from these services to Accenture through 2013, but consider this non-core revenue. The primary forward strategy of our business is to earn transaction fees and margin from rVue technology and strategic media services, as discussed elsewhere herein.

Our Products and Services

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

The rVue DSP is accessible via the Internet. Through rVue, once an advertising campaign has been agreed to between the advertiser and the DOOH network owner, the DOOH networks receive the display advertising to be shown on their installed base of digital media displays. rVue allows programming and advertising to be customized for display in specific venues, at specific times, and for demographic targeting. We provide the tools for advertisers and advertising agencies to customize campaigns for details as specific as location, customer preference, product availability, current events and other needs. We provide Proof-of-Play analytics and the network statistics necessary to monitor advertising on the networks and assist in evaluating the performance or refinements required for an advertising campaign, in some cases real time. Furthermore, rVue’s integrated analytics provide insight and opportunities for advertisers and agencies to extend the reach, impact and engagement of future campaigns.

As of December 31, 2012, 182 networks comprising approximately 770,000 screens and delivering over 250 million daily impressions representing the top 50 market areas accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Under a contractual arrangement with Accenture we provide technical services on a monthly basis for a fixed monthly payment resulting in total monthly revenue of approximately $12,000. Under these arrangements, we provide technical services, including network monitoring, troubleshooting and maintenance, among other services. Other non-core services were provided to Mattress Firm and AutoNation in 2012. See the Revenue section for more information.

Targeting Specific Consumer Demographics

rVue employs, and allows the advertiser to use, sophisticated search tools to create a campaign. Campaigns may be generated by geographic areas, i.e. media market, radius, zip code or specific address. Demographic information such as sex, age, income and education can be selected, as can environment types, such as retail, malls, gas pumps, gyms, airports and sports stadiums. Unlike network TV or cable, the advertiser’s message can reach individually addressable screens, such as digital image displays in elevators and digital billboards, among others.

Our Approach

rVue allows advertisers to select as many or as few of the DOOH screens that are available through rVue when creating media plans and advertising campaigns. Offers can then be submitted to each of those networks and negotiate the final campaign price. Networks may accept, reject or counter offer. Once the campaign is agreed to rVue earns a transaction fee negotiated on the gross amount of the advertising.

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

Customers and Market

A DOOH network is an accumulation of Out Of Home digital displays. rVue does not own any DOOH networks, but provides a DSP that connects advertisers with networks, for a fee. rVue’s customers are the advertisers who advertise on the DOOH displays. As an internet based DSP for DOOH, rVue is a platform that intelligently connects the advertiser to these third-party networks providing an opportunity for displays and messages to be delivered to these screens and billboards. Since each display device possesses a unique addressable Internet Protocol (“IP”) address, information can be directed from advertisers, across our platform, to a single screen or a group of screens that are owned by one, or many, networks, and information such as frequency, location and timing of displayed advertisements can be fed back across our platform to advertisers.

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

The DOOH media sector is one of the fastest growing advertising segments in the U.S. Furthermore, in 2012 the U.S. was the largest DOOH market among 28 countries reviewed by PQ Media, with $2.17 billion in revenues. This sector enables advertisers to engage target consumers in captive locations during their daily routines through video advertising networks, digital billboards and ambient ad platforms. The media platforms are further categorized by various venues and locations, including theaters, retail, offices, entertainment, transit, universities, roadside, and on various objects. rVue does not own any networks or displays. Instead, we rely on network companies connected to our platform who install and manage the physical digital signage.

According to PQ Media’s Global Digital Out-of-Home Media Forecast 2013-2017, as the global economy continues to improve, marketers have invested more heavily in DOOH and consequently network operators have invested in more digital screens and environments. PQ Media has projected global Digital Out of Home revenue growth will accelerate in 2013, rising 12.6% to $8.88 billion. Specifically, PQ Media expects the U.S. market to also see accelerated growth in 2013, expanding 8.3% to $2.35 billion.

DOOH will be one of the fastest-growing media around the world over the next five years, according to Magna Global’s latest advertising forecast, with a compounded annual growth rate of 16.9% through 2017, more than three times the overall media average. That puts DOOH behind only mobile, programmatic, and online video, which are estimated to grow at 30.6%, 25% and 20.3% respectively. In contrast, overall growth across all media channels is 5.2%.

Advertisers and Agencies

rVue provides one central conduit for advertiser and agency DOOH needs. Once an advertiser or agency has determined the specific market they wish to target, rVue simplifies the complexities of a media buy. Using rVue's web-based interface, a “campaign” is created in six simple steps: (i) enter the campaign details; (ii) enter target their locations by media market, address, single point or multi-point location search; (iii) pick the desired demographics/audience; (iv) select the environment type; (v) create the offers, insertion orders and flight schedules; and (vi) submit the offers to the selected networks and negotiate acceptance with each network. Once a campaign is accepted and is ready to commence, the advertiser’s video content is uploaded to rVue's servers via the Internet. We review the uploaded content to ensure quality control and then deploy the content to the networks. Once the advertisement is running, participating advertisers and agencies have access to reporting tools through the rVue website. rVue's progress reports provide analytics and proof of playback, so every broadcast is accounted for.

Networks

rVue is an IP-based DSP that connects to a network's digital signage to promote its business and sell advertising to outside companies. Affiliated networks have a network profile including specific information about their networks, which may or may not be verified or audited by one of the leading media and market research firms such as Nielson Media Research or Arbitron, covering locations, number of screens, type of technology, demographics (e.g., age and sex of the audience) and the nature of the environment (e.g. retail, sports event, movie theater, etc.) and as advertisers enter campaigns and submit bids each selected network will be offered the opportunity to accept, reject or counter-offer some or all of the advertiser’s offer.

rVue’s platform makes loading content onto a network’s existing system as easy as copying music onto an MP3 player. Networks utilizing this software can click, drag and drop the creative content to incorporate it into their schedules. rVue does not require special manipulation of the content by the network; we do that processing for them according to their profile. So, rVue-provided content will play seamlessly on their network, alongside in-house commercials or other outside advertising. Furthermore, rVue enables networks to manage multiple locations with ease. Networks may schedule ads for different days and times and preview the content in their browser, exactly as it will appear on their DOOH screens.

Revenue

Total revenue for the years ended December 31, 2012 and 2011 was $602,363 and $643,483, respectively.

Please note, rVue earns revenue from transactions executed through the rVue platform-core fees and from network services fees – non-core fees.

rVue Revenue – Core fees

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

This is the focus of our business. rVue revenue for the years ended December 31, 2012 and 2011 was $197,444 and $203,276, respectively. We believe that, as the rVue platform gains traction among advertisers and agencies, we may generate additional revenue in 2013 and beyond. However, there is no assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

We provide network services and receive fees, either under contract or on a monthly basis, from Accenture, which is more fully described below. Additionally, effective December 1, 2009, we entered into an agreement to license certain software to an entity in Canada that was to build and operate a DOOH network, and in anticipation of establishing the network, we provided consulting services for which we received a $50,000 fee, which we recognized over the 11-month term of the contract. Network revenue for the years ended December 31, 2012 and 2011 was $404,919 and $440,207, respectively.

Commencing January 1, 2010, we assumed certain work from Argo for Accenture, AutoNation and Mattress Firm, which we consider to be network services. Services to AutoNation continued on an as-needed basis through March 2012 and then were not continued by rVue in keeping with the change in rVue business focus. Services to Mattress Firm continued through December 2012, with approximately $20,000 a month in compensation until the month of December when it dropped to $10,000. Mattress Firm merged with Mattress Giant earlier in 2012, and mutually agreed with rVue to not-renew for 2013.

We assist Accenture with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. We expect to continue to receive revenue from these services to Accenture through 2013, but we do not intend to pursue new network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed above.

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

Patents, Trademarks, and Licenses

Our policy is to be globally compliant with intellectual property rights. Advertisers and agencies are contractually obligated to advise us when they upload content for airing on networks via rVue for which they do not hold distribution rights. We rely on our advertisers to ensure that the content that they upload to us does not infringe on the intellectual property rights of others. We expect to pursue new intellectual property protection in 2013.

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

Employees

As of December 31, 2012, we employed 7 full time employees. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

At December 31, 2012, we had $848,174 of cash on hand and working capital of $241,205. Our limited operating history makes it difficult to accurately forecast revenues, cash flow and cash requirements. If we are unsuccessful in raising additional capital to meet our obligations as they come due, we will have to further reduce our overhead expenses by the reduction of headcount and other available measures.

We have a limited operating history, incurred losses and past performance is no guarantee of future performance.

We incurred net losses of $3,839,398 and $3,616,973 for the years ended December 31, 2012 and 2011, respectively. There can be no assurance that our business will be profitable in the future and that losses and negative cash flows from operations will not continue to be incurred. If these situations occur in the future, it could have a material adverse affect on our financial condition.

rVue’s success is contingent on hiring new senior management and our business may be adversely affected if we cannot retain them.

After years of significant losses, our board of directors made a decision to dismiss senior management. Our success depends upon hiring new senior management which specializes in the advertising industry and has technical knowledge and/or industry relationships. We do not have employment agreements with any of our executive officers. We do not have key-man life insurance covering any of our employees.

If we fail to increase the number of our advertising clients or participating DOOH networks and if we fail to retain those clients, our revenues and our business will be harmed.

Our business plan is to derive a substantial portion of our revenue from advertisers participating in rVue and willing to offer to display their commercials on our participating DOOH networks.  We launched rVue in September 2009 and in the year ended December 31, 2012, we had started to build a small base business with two clients.  Our growth depends in large part on increasing the number of our advertising clients and participating DOOH networks.  Our customers may decide not to continue to use our solutions in favor of other means of placing advertising or because of budgetary constraints or other reasons.

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

The market for advertising is very competitive.  DOOH advertising is a small component of the overall United States advertising market and, thus, we must compete with established, larger and better known national and local media platforms and other emerging media platforms and technologies. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines.

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

The effects of any global economic downturn may adversely impact our business, operating results or financial condition.

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

Our revenues and operating results could vary significantly from quarter to quarter and year-to-year because of a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

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

We have forecasted growth in our business.  This growth will place significant demands on our management and our operational and financial infrastructure.  As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of clients and participating DOOH networks enhanced solutions, features and functionality.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase.  Continued growth could also strain our ability to maintain reliable service levels for our clients and participating DOOH networks, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly-skilled personnel.

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

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures.  In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development.  The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions.  Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us.  In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders' ownership and could adversely affect the price of our Common Stock.  Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience.  Consequently, we may not achieve anticipated benefits of the acquisitions, which could harm our operating results.

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

While our marketing efforts do not currently involve significant expenditures, we expect that we will invest more heavily in direct marketing or online or traditional advertising in 2013 and beyond.  If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

Misappropriation of our proprietary software and technology could materially affect our competitive position.

We believe our proprietary software and technology is central to our success and competitive position.  Pending the findings from a comprehensive intellectual property review in 2013, we will be seeking intellectual property protection for some of our proprietary software and technology.  If we are unable to protect our proprietary software and technology against unauthorized use by others, or are unable to obtain requisite patents, our competitive position would be materially adversely affected.

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

In addition, our proprietary software may decline in value or our rights in our software may not be enforceable.  Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or futile, particularly given the fact that the laws of and enforcement by some other countries may afford us little or no effective protection of our intellectual property.

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

Risks Related to our Common Stock

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

We expect to, and continue to, utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We have compensated and expect to continue to compensate investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  We have issued 800,000 shares of restricted stock, and have reserved an additional 750,000 shares of restricted stock for issuance, and incurred cash expenses of approximately $10,000 per month for the year ended December 31, 2012 for these activities, and such amounts may be continued or increased in the future. In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued, which may impact the trading market our Common Stock.

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

If the price per share of our Common Stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of December 31, 2012, we had (i) outstanding options to purchase 2,326,667 shares of our Common Stock at a weighted average exercise price of $.24 per share, and (ii) outstanding warrants to purchase 13,982,661 shares of our Common Stock at a weighted average exercise price of $.70 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock and result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are now located in Franklin Park, IL, where we occupy approximately 1,700 square feet of office space from Cortina, Inc. Cortina, which is owned by a friend of a former director, is letting us utilize the unoccupied space at no charge. This facility accommodates our principal sales, marketing, operations, finance and administrative activities. We also occupy space in Fort Lauderdale, FL (where our key technology group resides) under a lease that expires on June 30, 2013 at a monthly base rent of $6,341. On July 1, 2013 we will move to a smaller space in Fort Lauderdale - approximately 600 square feet - at a rate of approximately $2,200 a month.

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

On or about February 22, 2012, Brooke Capital Investments LLC commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them 750,000 shares of our common stock for services rendered in connection with an amended Investor Relations Consulting Agreement that we entered into with Brooke. On February 11, 2013, the case was dismissed with prejudice pursuant to an Order Approving and Adopting Joint Stipulation of Dismissal with Prejudice.

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against rVue Holdings, LLC, Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York.   The plaintiffs allege that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and rVue Holdings, Inc.  On December 21, 2012, we moved to dismiss the Complaint on various grounds.  We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2012 price range per common share	$.15 - $.03	$.22 - $.07	$.33 - $.16	$.33 - $.20

Fiscal 2011 price range per common share	$.32 - $.21	$.37 - $.22	$.60 - $.23	$1.26 - $.51

___________

The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2012 was $.07 and on June 18, 2013, the last reported sales price was $.25

Holders

According to the records of our transfer agent, as of December 31, 2012, there were 53 holders of record of our Common Stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2012:

Equity Compensation Plan Information
Number of
	Number of		securities
	Securities		available for
	to be issued	Weighted-average	future issuance
	upon exercise	exercise price of	under equity
	of outstanding	of outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,326,667	$.24	5,673,333
Equity compensation plans not approved by security holders	-	$-	-
Total	2,326,667	$.24	5,673,333

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

We have not sold any unregistered securities, which sales were not previously disclosed in an Annual Report or Form 10-K, a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2012.

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

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. As of December 31, 2012, 182 networks comprising over approximately 770,000 screens and delivering over 250 million daily impressions representing the top 50 market areas accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Throughout 2012 we provided Network services and received fees, either under contract or on a monthly basis, to Accenture, Mattress Firm and AutoNation. We provide monitoring and troubleshooting services on a 24/7 basis to Accenture for a private display network that they own under a contract for which we receive $11,975 per month. Mattress Firm operates an in-store network. We imaged the computers that run the in-store network in each store location, and produced and created custom content, such as in store sales promotions, to display on its network. For these services we received $20,000 per month until the month of December when it dropped to $10,000. We have concluded the agreement with Mattress Firm as of December 31, 2012. Through March 2012, we provided AutoNation with custom content creation services on an as-needed basis for display on its networks. We assist Accenture with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. Under a contract that expires on December 31, 2013, we earn a fixed monthly fee of $11,975.

We expect to continue to receive revenue from services to Accenture during the next twelve months. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2013.

Results of Operations

Our results of operations for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Revenue
rVue fees	$197,444	$203,276
Network	404,919	440,207
	602,363	643,483
Costs and expenses
Cost of revenue	211,988	303,263
Selling, general and administrative expenses	2,328,669	3,339,359
Depreciation and amortization	444,748	620,339
Interest income	(807)	(3,653)
Interest expense	1,033,717	1,848
Change in fair value of derivative	(229,182)	(700)
Loss on early extinguishment of debt	652,628	-
	4,441,761	4,260,456
Loss before provision for income taxes	(3,839,398)	(3,616,973)
Provision for income taxes	-	-
Net loss	$(3,839,398)	$(3,616,973)
Net loss per common share - basic and diluted	$(0.07)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	54,329,732	37,298,970

Revenue

Revenue was $602,363 for the year ended December 31, 2012 compared to $643,483 for the year ended December 31, 2011, a $41,119 or 6.4% decrease. We earned revenue in two categories as follows:

rVue fees -Core fees

rVue fees were $197,444 for the year ended December 31, 2012, a $5,832 or 2.9% decrease over the $203,276 for the year ended December 31, 2011. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2013 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2013 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network - Non Core fees

Network revenue was $404,919 for the year ended December 31, 2012, a $35,288 or 8.0% decrease compared to the $440,207 for the year ended December 31, 2011.

Mattress Firm operates an in-store network. We image the computers that run the in-store network in each store location, and produce and create custom content, such as in store sales promotions, to display on its network. For these services we received $20,000 per month. We have concluded the agreement with Mattress Firm as of December 31, 2012.

Through March 2012, we provided AutoNation with custom content creation services on an as-needed basis for display on its networks.

We assist Accenture with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. Under a contract that expires on December 31, 2013, we earn a fixed monthly fee of $11,975.

We expect to continue to receive revenue from these services to Accenture during the next twelve months, but we do not intend to pursue additional network related service opportunities. The focus of our business is for rVue platform to gain traction among advertisers and agencies; we expect to earn transaction fees from rVue related transactions in 2013.

Cost of revenue

Cost of revenue was comprised of:

	2012	2011	Change	%
Compensation and benefits	$51,087	$135,839	$(84,752)	(62.4)%
Network Costs	8,545	10,947	(2,402)	(21.9)%
rVue operations	151,467	152,615	(1,148)	(0.7)%
Communications	-	1,386	(1,386)	(100.0)%
Stock option expense	889	2,476	(1,587)	(64.0)%
Total	$211,988	$303,263	$(91,275)	(30.1)%

rVue operations expense decreased in large proportion to decrease in rVue fees. Costs include amounts payable to networks and other fixed operating expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A were $2,328,669 for the year ended December 31, 2012 compared to $3,339,359 for the year ended December 31, 2011, a $1,010,690 decrease or 30.3%. Changes by major component of SG&A are:

	2012	2011	Change	%
Communications	78,158	54,618	23,540	43.1%
Compensation and benefits	1,280,483	1,416,428	(135,945)	(9.6)%
Facility expense	167,172	174,431	(7,259)	(4.2)%
Managed services	-	200,356	(200,356)	(100.0)%
Marketing and advertising expenses	32,323	161,538	(129,215)	(80.0)%
Office support and supply expense	148,780	153,944	(5,164)	(3.4)%
Professional, Investor relations, and consulting fees	564,952	778,912	(213,960)	(27.4)%
Travel expense	40,265	72,419	(32,154)	(44.4)%
Stock based compensation expense	16,536	326,713	(310,177)	(94.94)%
	$2,328,669	$3,339,359	$(1,010,690)	(30.3)%

Compensation and benefits decreased $135,945, or 9.6%, resulting from reduction in our personnel. These costs are reflected in the reduced compensation and benefit costs for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Professional, investor relations and investment banking fees decreased by $213,960 or 27.4%. In 2011, we hired an investment banking firm and they received total compensation of $203,294 which was comprised of (i) a fee of $70,000, and (ii) amortization of the cost of warrants they were issued amounting to $133,294.

We did not engage in any contracted managed services for 2012. We discontinued managed services at June 30, 2011.

Marketing and advertising expense was $32,323 in 2012 compared to $161,538 in 2011, a $129,215 decrease, or 80.0%. No website development fees were incurred in 2012, as compared to $6,315 in 2011 for the re-launched rVue.com public website.

Office support and supply expense was $148,780 in 2012 compared to $153,944 in 2011, a $5,164 decrease or 3.4%. The most significant increases and decreases were in the following categories.

Directors and officers and liability insurance which increased by $3,266;

Payroll administrative costs which decreased by $7,815; Software License Fees which increased by $12,550;

Non-income taxes and fees which decreased by $4,216; and

Domain and hosting fees which decreased by $9,731.

Professional, investor relations, and consulting fees were $564,952 in 2012 compared to $778,912 in 2011, a $213,960 decrease, or 27.4%. The most significant increases and decreases were in the following categories:

Directors fees which increased by $11,667;
Legal fees which increased by $32,923;
Accounting and auditing fees which increased by $21,541; Employee recruiting fees which decreased by $16,074;
Sarbanes-Oxley internal control evaluation fees, SEC related filing fees and annual meeting cost which increased by $9,586

Consulting fees which increased by $135,700; and

Investor relations fees decreased $409,303 as we discontinued the use of an investment banking firm during 2012.

On July 23, 2012 we engaged in a consulting agreement through the end of June 30, 2013. We will not be renewing this agreement.

Travel expense was $40,265 in 2012 compared to $72,419 in 2011, a $32,154 decrease, or 44.4%. Airfare decreased by $17,691 and lodging, meals and transportation decreased by $14,463.

Stock based compensation expense was $16,536 in 2012 compared to $326,713 in 2011, a $310,177 decrease, or 94.9%. There were no options granted in 2012. The timing of the 2011 grants and the amortization of the expense over the vesting period resulted in a lower expense in 2012 than in 2011.

Depreciation and amortization

Depreciation and amortization was $444,748 for the year ended December 31, 2012 compared to $620,339 for the year ended December 31, 2011, a $175,591 decrease, or 28.3%. Depreciation and amortization expense is mainly for software development costs. During 2011, we made a periodic reassessment of the estimated useful life over which the costs incurred for software development costs are amortized and reduced the estimated useful lives of software developments costs.

Interest income

Interest income was $807 for the year ended December 31, 2012 compared to $3,653 for the year ended December 31, 2011, a $2,846 decrease, or 77.9%. Interest Income is purely interest earned by funds in our bank institution.

Interest expense

	Year Ended
	December 31,
	2012	2011
Interest on convertible notes	$54,936	$1,848
Original Issue discount	978,781	-
Total	$1,033,717	$1,848

We issued Notes in November 2011 and New Notes in January 2012 and May 2012. The interest on these notes accrues at 6% per annum and totaled $54,936 for the year ended December 31, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 9 to our Consolidation Financial Statements.

Loss on early extinguishment of debt

Holders of the Notes exchanged those Notes for New Notes in January 2012, resulting in a loss of extinguishment of debt of $17,456 in January 2012. Upon Conversion of the New Notes in September 2012, the Company recognized loss on extinguishment of debt of $635,172.

Except as disclosed above, the Company’s results of operations for the years ended December 31, 2012 and 2011 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of December 31, 2012, we had cash and cash equivalents totaling $848,174. Since our inception through December 31, 2012, we have incurred net losses, and at December 31, 2012, we had an accumulated deficit of $9,616,983 and total stockholders’ equity of $286,495. We expect to incur losses in fiscal 2013. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at December 31, 2012. We have budgeted capital expenditures of $20,000 in 2013, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the years ended December 31, 2012 or 2011. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse affect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,951,826 for the year ended December 31, 2012 compared to $2,261,698 for the year ended December 31, 2011. In the year ended December 31, 2012, cash was used to fund a net loss of $3,839,398, reduced by non cash depreciation of $390,373, stock-based compensation expense of $17,425, common stock issued for services valued at $38,100, convertible note interest of $1,033,717, change in fair value of derivative liability of $229,182, and changes in operating assets and liabilities totaling $69,864.

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

Cash used in investing activities

Net cash used in investing activities totaled $124,917 for the year ended December 31, 2012 compared to $337,506 for the year ended December 31, 2011. In the year ended December 31, 2012, cash used in investing activities consisted of $128,795 for software development costs and $3,878 for deposits. In the year ended December 31, 2011, cash used in investing activities consisted of $505,640 for software development costs and $3,878 for deposits, reduced by $172,012 of advances that Argo repaid us.

Cash from financing activities

Net cash provided by financing activities totaled $2,905,000 for the year ended December 31, 2012 compared to $285,000 for the year ended December 31, 2011. In the year ended December 31, 2012 we received proceeds from issuance of common stock in the amount of $1,200,000 and $1,435,000 from issuance of the New Notes. Additionally during 2012, we received $270,000 of cash for common stock that was not issued until January 2013. In the year ended December 31, 2011 we received $ 285,000 of net proceeds from the sale of convertible promissory notes.

Financial condition

As of December 31, 2012, we had a working capital of $241,205, an accumulated deficit of $9,616,983 and total stockholders’ equity of $286,495, compared to working capital deficit of $670,911, an accumulated deficit of $5,777,585 and total stockholders’ deficit of $362,196 at December 31, 2011. The increase in our financial condition was due proceeds from issuance of Common Stock and convertible notes net to an increase in our net loss. In 2013, we raised an additional $316,500 in issuance of securities and investments.

We believe that with the cash we have on hand, the cash we raised in 2013 through the sale of stock and the cash we expect to raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months.

At December 31, 2012 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, management will review projected second half (2013) losses against cash on hand and consider raising capital if required.

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

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our DSP. Capitalized software development costs typically include direct labor and related overhead for software produced by the Company, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible ( i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public. We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

Derivative Instruments

In 2012 and 2011 we entered into a Promissory Note Purchase Agreement and issued notes which are convertible into shares of our common stock. We determined under Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”) that the conversion feature is an embedded derivative. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument. The convertible debt was converted into common stock in September 2012.

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

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second half of 2012 and into 2013, several management positions within the Company had experienced transitions. This led to a lack of timely filing of certain of the Company’s required filings with the SEC. Current management is in the process of returning the Company to a current filing status with the SEC.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm a s such report is not required for non-accelerated filers such as us pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act that Congress enacted in July 2010, which permanently exempts companies with less than $75 million in market capitalization from Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring an outside auditor to attest annually to a firms’ internal-control evaluations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions with the Company

Mark Pacchini	57	Chief Executive Officer, President, acting Chief Financial Officer and Director
Eric Kristoff	43	Chief Technology Officer and Executive Vice President of Technology and Operations
Patrick O’Donnell	51	Director
Robert Roche	49	Director
Peter Emerson	63	Director

Mark Pacchini, Chief Executive Officer, President, acting Chief Financial Officer and Director

Mr. Pacchini has served as our Chief Executive Officer, President and acting Chief Financial Officer since April 11, 2013 and has served as a director of ours since February 16, 2013. He retired from Draftfcb in 2012, after 32 years with the advertising and communications company. During that time, Mr. Pacchini held several key positions. Most recently, Mr. Pacchini served as President of the Asia Pacific Region (2009-2012) and led a period of significant growth (both revenue and profit) in China. This growth was driven by strict cost control and new business wins on Beiersdorf, Kraft, Shanghai GM, Haier, SCJ and the expansion of its digital operations. He was also President of the firm's West Coast operations (from 2006-2012) that covered San Francisco, Seattle and Orange County. This group saw its revenue and profit increase fourfold over those six years. That growth came via organic and new business wins on Taco Bell, Dockers, EA Sports, Del Monte, Pet Co and Pacific Gas & Electric.  Mr. Pacchini was President of Global Accounts (2006-2009), working with a roster of global clients including Beiersdorf (Nivea), Boeing, Coors, Dow, Kraft, Moneygram, SC Johnson and Yum (Pizza Hut, Taco Bell and KFC).  In 2005-2006 when FCB and its sister agency Draft were combined to form Draftfcb, Mr. Pacchini was a member of the executive team that lead the merger. He remained on the Executive Committee until he retired. From 2001-2008, Mr. Pacchini was co-general manager and then co-president of FCB Chicago, which was the largest office in the FCB/IPG network. During this seven-year period, the office registered unprecedented revenue and profit levels and had over 1200 employees.  In 1995, Mr. Pacchini co-lead a team that won the SC Johnson global business. As a result, the account went from a handful of brands in 12 countries to over 20 brands in 80+ countries. In order to provide world-class service across the planet, Mr. Pacchini and his team opened offices in Brazil and set up "affiliates" in Eastern Europe including Russia. From 1995 to 2011, SCJ grew to be the largest global account at Draftfcb and one of the top 5 at IPG. At its peak, the account brought in approximately $100 million in annual revenue and had over 425 full time equivalents (FTEs).

Mr. Pacchini earned his Master's Degree in Advertising from Northwestern University and was presented with the Harrington Award as the program's top student. He also received a Bachelor's Degree in Business Administration from Western Michigan University. He graduated Magna Cum Laude with majors in both Business and Communications.

Eric Krisoff, Chief Technology Officer and Executive Vice President of Technology and Operations

Eric Kristoff has served as our Chief Technology Officer and Executive Vice President of Technology and Operations since April 11, 2013. He is responsible for leading the technology platform development and operations and building out the IP portfolio. Mr. Kristoff joined us after 16 years with UBS AG as a Senior Infrastructure Architect, within the Group CTO organization. During his career at UBS, Mr. Kristoff held a variety of technology and management positions. He was previously head of emerging technologies incubation for the investment bank and held various R&D, program management and service delivery roles. He led the adoption of the bank's first external cloud computing-type service. Mr. Kristoff program-managed the investment bank's high performance computing grid, one of the largest on Wall Street, achieving best-in-class efficiency. He drove UBS strategic IT requirements into external industry and standards bodies to help ensure that strategic priorities were met. He has managed global infrastructure deployments, development of knowledge management systems and global vendor management training. Mr. Kristoff studied Computer Science and Engineering at University of Illinois at Chicago.

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

Peter Emerson, Director

Peter Emerson has served as a director if ours since March 6, 2013. Mr. Emerson is an entrepreneur in business, social investment and public policy. He is the founding partner of Emerson Associates International and KAPE International, LLC, firms that provide creative and successful strategies across multiple platforms for a wide range of clients and industries.  Mr. Emerson serves as a director and the chairman of the Government Relations and Ethics Committee for the Southern African Enterprise Development Fund, a $100 million fund operating in ten African countries.  President Clinton appointed him and he is the Co-Chair of the International Advisory Board of Business Forward, an organization that advises and facilitates input from investors, small business owners and senior executives to policymakers on a wide range of critical national and international issues. Mr. Emerson graduated from New York University with a BA, magna cum laude, and from Harvard Kennedy School of Government with a MPA.

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

Name	Independent	Audit	Compensation	Nominating and Governance
Robert Roche			X
Patrick O’Donnell	X	X	X
Peter Emerson	X			X
Mark Pacchini		X		X

Our Board has determined that Messrs. Emerson and O’Donnell are independent under the NASDAQ Stock Market Listing Rules.

Audit Committee

The members of the Audit Committee are Messrs. Patrick O’Donnell (Chair) and Mark Pacchini. The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors, as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee members possess an understanding of financial statements and generally accepted accounting principles. Our Board has determined that Mr. O’Donnell is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. The Board has determined that Messrs. Pacchini and O’Donnell are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The members of the Compensation Committee are Messrs. Roche (Chair) and O’Donnell. The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans.

Nominating and Governance Committee

The members of the Nominating and Governance Committee are Messrs. Emerson (Chair) and Pacchini. The Nominating and Governance Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating and Governance Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating and Governance Committee also acts as a screening and nominating committee for candidates considered for election to the Board.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Board Meetings and Committees; Annual Meeting Attendance

The Board held 4 regular meetings during the year ended December 31, 2012. All directors were present for at least 75% of the Board meetings. The Board acted by unanimous written consent 4 times during the year ended December 31, 2012. The Audit Committee held 3 meetings during the year ended December 31, 2012. All members were present for at least 75% of the Audit Committee meetings.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2012.

Codes of Business Conduct and of Ethics

Our Board has approved, and we have adopted, a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO. The Code of Conduct and the Code for SFO are available free of charge upon written request to rVue Holdings, Inc., 10740 West Grand Avenue Suite B, Franklin Park, IL 60131, Attention: Chief Financial Officer. We have posted our Codes of Conduct and our Code for the SFO on our website at http://ir.stockpr.com/rvue/governance-docs .

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Through our policies, our Code of Conduct and Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect rVue, and how management addresses those risks.  Mr. Pacchini, our chief executive officer, president and chief financial officer and Mr. Mullarkey, our executive chairman of the Board, work closely together with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting rVue include our ability to (i) gain acceptance and the adoption of rVue as a demand side platform, (ii) increase market share in an intensely competitive DOOH advertising market, (iii) successfully execute our business strategy and deploy a differentiated technology solution, and (iv) effectively raise sufficient capital as we scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2012 and 2011 to those individuals who served as our chief executive officer (principal executive officer) during 2012 and the Company’s other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary $(c)	Bonus $(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	All Other Compen- sation ($)(i)	Total ($)(j)

Jason Kates	2012	$107,500	$-	$-	$-	$75,500	$183,000
Chief Executive Officer (2)	2011	220,195	25,000	-	-	-	245,195

Michael Mullarkey	2012	-	-	-	-	-	-
Chief Executive Officer (2)

________________________

(1)	The amount in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.
(2)	Mr. Mullarkey replaced Mr. Kates as our Chief Executive Officer as of April 30, 2012.

We currently do not have employment agreements with any of our executive officers.

Jason Kates

On July 23, 2012, we entered into a consulting agreement with Mr. Kates, to serve as a consultant. The initial term of the agreement is one year. Pursuant to the agreement, Mr. Kates receives a monthly fee of $9,000, through June 30, 2013. We do not plan on renewing the term of this agreement. On June 30, 2013, Mr. Kates will be granted 500,000 shares of restricted stock in connection with the end of the consulting agreement.

Outstanding Equity Awards At 2012 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2012. There are no outstanding stock awards held by the Named Executive Officers:

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Jason Kates	-	-	-	-

Michael Mullarkey	200,000	-	$-	$.30	December, 2020

__________________________

Director Compensation for 2012

	Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(g)	(h)

Robert Chimbel	$15,000	$-	$-	$-	$15,000
Michael Mullarkey	$36,000	$-	$-	$-	$36,000
Patrick O'Donnell	$20,000	$-	$-	$-	$20,000
Robert Roche	$16,667	$-	$-	$-	$16,667

_______________________

Our Board has approved the following non-employee director compensation: The chairman of the audit committee receives a quarterly fee, effective January 1, 2011 of $9,000. Other committee members receive a quarterly fee of $5,000. Directors who are otherwise employed by us are not compensated for their services on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of June 18, 2013, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our named executive officers, and (iv) our executive officers and directors as a group. Except as otherwise indicated, the address of each stockholder listed below is: c/o rVue Holdings, Inc., 10740B West Grand Avenue, Franklin Park, Il 60131

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Directors and Executive Officers:
Mark Pacchini	1,000,000		*

Patrick O'Donnell	1,383,333	(5)	1.19%
Robert Roche	42,854,878 (2)		35.1%
Peter Emerson	--		--
All directors and executive officers as a group (5 persons)	44,238,211		36.3%
5% Shareholders:
Acorn Composite Corp.
9746 South Roberts Road	42,654,878 (3)		35.0%
Palos Hills, IL 60465 iVue Holdings, LLC 9746 South Roberts Road Palos Hills, IL 60465	18,007,217 (4)		15.3%

__________

* Less than 1%.

(1)	Applicable percentages are based on 115,928,620 shares of common stock outstanding as of June 18, 2013. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, rVue believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(2)	Includes (i) 36,821,545 shares of Common Stock that are owned by Acorn Composite Corp., an entity owned 100% by Mr. Roche (“Acorn”), (ii) 5,833,333 shares of Common Stock issuable upon the exercise of warrants that are exercisable within 60 days hereof that are owned by Acorn, and (iii) 200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days hereof that are owned by Mr. Roche.

(3)	Includes (i) 36,821,545 shares of Common Stock that are owned by Acorn and (ii) 5,833,333 shares of Common Stock issuable upon the exercise of warrants that are exercisable within 60 days hereof that are owned by Acorn.

(4)	Includes 1,625,000 shares of Common Stock issuable upon exercise of warrants that are exercisable within 60 days hereof.

(5)	Includes 200,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year 2011, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

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

Transaction with iVue Holdings, LLC

In connection with the sale of the New Notes on January 27, 2012, we agreed to reimburse iVue Holding, LLC (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, a director of the Company who beneficially owns approximately 36.3% of our Common Stock, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. In addition Patrick O’Donnell, another one of our directors, is a minority member of the Lead Investor.

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

The following table shows the fees for services provided by RubinBrown for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$85,000	$70,500
Audit Related Fees (2)	-	7,000
Tax Fees (tax-related services)	6,000	6,000
All other fees	-	-
Total Fees	$91,000	$83,500

____________________

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees — these fees relate primarily to audit related consulting and assistance with registration statements.

All services provided by and all fees paid to RubinBrown in fiscal 2012 and 2011 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

(b)	Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.10	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.11	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.12	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.13	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.14	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.15	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.16	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.17	Form of Warrant.	8-K	02/01/12	4.2
10.18	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.19	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.20	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
10.21	Subscription Agreement dated as of September 10, 2012 by and between rVue Holdings, Inc. and Acorn Composite Corporation.	8-K	09/20/12	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*       Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

***  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28 day of June, 2013.

RVUE HOLDINGS, INC.

By:	/s/ Mark Pacchini
Mark Pacchini
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Pacchini and Michael Mullarkey his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Pacchini Mark Pacchini	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 28, 2013

/s/ Peter Emerson Peter Emerson	Director	June 28, 2013

/s/ Patrick O’Donnell Patrick O’Donnell	Director	June 28, 2013

/s/ Robert Roche	Director	June 28, 2013
Robert Roche

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders

rVue Holdings, Inc.

We have audited the accompanying consolidated balance sheets of rVue Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RubinBrown LLP

St. Louis, Missouri

June 28, 2013

rVUE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$848,174	$19,917
Accounts receivable net of allowance of nil in 2012 and 2011	163,074	105,203
Prepaid expenses	56,380	180,573
Total current assets	1,067,628	305,693
Property and equipment, net	8,548	46,829
Software development costs	23,232	244,498
Deposits	13,510	17,388
	$1,112,918	$614,408

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$154,600	$202,142
Accrued expenses	389,848	456,339
Subscription Investment Payable	270,000	-
Convertible notes	-	185,248
Derivative liability	-	100,900
Deferred revenue	11,975	31,975
Total current liabilities	826,423	976,604

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at December 31, 2012 and 2011
100,691,954 and 37,383,725 shares issued and outstanding at
December 31, 2012 and 2011, respectively	100,692	37,384
Additional paid-in capital	9,802,786	5,378,005
Accumulated deficit	(9,616,983)	(5,777,585)
Total stockholders' equity (deficit)	286,495	(362,196)
	$1,112,918	$614,408

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011
Revenue
rVue fees	$197,444	$203,276
Network	404,919	440,207
	602,363	643,483
Costs and expenses
Cost of revenue	211,988	303,263
Selling, general and administrative expenses	2,328,669	3,339,359
Depreciation and amortization	444,748	620,339
Interest income	(807)	(3,653)
Interest expense	1,033,717	1,848
Change in fair value of derivative	(229,182)	(700)
Loss on early extinguishment of debt	652,628	-
	4,441,761	4,260,456
Loss before provision for income taxes	(3,839,398)	(3,616,973)
Provision for income taxes	-	-
Net loss	$(3,839,398)	$(3,616,973)
Net loss per common share - basic and diluted	$(0.07)	$(0.10)
Shares used in computing net loss per share:
Basic and diluted	54,239,732	37,298,970

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	-	-	37,273,725	37,274	4,782,267	(2,160,612)	2,658,929
Common stock issued for services	-	-	110,000	110	24,590	-	24,700
Warrants issued for services	-	-	-	-	241,960	-	241,960
Stock-based compensation expense	-	-	-	-	329,188	-	329,188
Net loss	-	-	-	-	-	(3,616,973)	(3,616,973)
Balance, December 31, 2011	-	$-	37,383,725	$37,384	$5,378,005	$(5,777,585)	$(362,196)
Shares Issued for Sevices or Debt Issuance Costs	-	-	655,000	655	132,445	-	133,100
Shares issued upon exercise of stock options	-	-	351,787	352	(352)	-	-
Stock based compensation expense	-	-	-	-	17,425	-	17,425
Shares Issued	-	-	20,000,000	20,000	1,180,000	-	1,200,000
Shares Issued upon the Coversion of Notes	-	-	42,301,442	42,301	2,495,594	-	2,537,895
Elimination of derivative warrant	-	-	-	-	446,419		446,419
Issuance of warrants included in the convertible debt	-	-	-	-	153,250	-	153,250
Net loss	-	-	-	-	-	(3,839,398)	(3,839,398)
Balance, December 31, 2012 (Unaudited)	-	$-	100,691,954	$100,692	$9,802,786	$(9,616,983)	$286,495

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2012	2011
Operating activities
Net loss	$(3,839,398)	$(3,616,973)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	390,373	620,339
Amortization of debt issuance costs	54,375	-
Stock-based compensation expense	17,425	329,188
Common stock issued for services	38,100	24,700
Warrants issued for services	-	241,960
Convertible loan interest	1,033,717	1,848
Change in fair value of derivative liability	(229,182)	(700)
Loss on early extinguishment of debt	652,628
Changes in operating assets and liabilities:
Accounts receivable	(57,871)	(80,336)
Prepaid expenses	122,040	(142,112)
Accounts payable	(47,542)	131,649
Accrued expenses	(66,491)	228,739
Deferred revenue	(20,000)	-
Cash used in operating activities	(1,951,826)	(2,261,698)

Investing activities
Payments for property, equipment and software development	(128,795)	(505,640)
Repayments by (advances to) Argo Digital Solutions, Inc.	-	172,012
Changes in deposits	3,878	(3,878)
Cash used in investing activities	(124,917)	(337,506)

Financing activities
Proceeds from issuance of common stock	1,200,000	-
Investment Subscription Received	270,000
Proceeds from convertible notes	1,435,000	285,000
Cash provided by financing activities	2,905,000	285,000

Increase/(decrease) in cash and cash equivalents	828,257	(2,314,204)
Cash and cash equivalents, beginning of year	19,917	2,334,121
Cash and cash equivalents, end of year	$848,174	$19,917

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

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our demand-side platform (“DSP”). Capitalized software development costs typically include direct labor and related overhead for software which we produce, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public. We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Derivative Instruments

In 2012 and 2011, we entered into a Promissory Note Purchase Agreement and issued notes which are convertible into shares of our common stock. We determined under Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”) that the conversion feature is an embedded derivative. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. We determined the fair value of the notes and the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument. The convertible debt was converted into common stock in September 2012.

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

Stock Based Compensation

We have elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock options on the grant dates. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 11, “Stockholders’ Equity and Stock-Based Compensation”.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements. See Note 12, “Income Taxes” for additional information.

Fair Value Measurements

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities. The carrying amounts of convertible notes approximates their fair value based on the recentness of the transaction. At December 31, 2011, the embedded derivative liability is reported at fair value calculated using a binomial lattice model. The embedded derivative liability was eliminated during 2012.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Advertising and Marketing Expenses

We expense advertising and marketing costs in the period in which they are incurred. For the years ended December 31, 2012 and 2011 advertising and marketing expenses totaled $32,323 and $161,538, respectively.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $9,616,983 at December 31, 2012. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

While we believe that we should be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we incurred losses attributable to common stockholders during the years ended December 31, 2012 and 2011, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2012 and 2011. Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2012	2011
Numerator:
Net loss	$(3,839,398)	$(3,616,973)
Denominator:
Weighted-average shares outstanding	54,239,732	37,298,970
Effect of dilutive securities (1)	-	-
Weighted-average diluted shares	54,239,732	37,298,970
Basic and diluted loss per share	$(0.07)	$(0.10)

______

(1)	The following stock options, warrants outstanding and convertible notes as of December 31, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2012	2011
Stock options	-	1,192,613
Warrants	-	109,643
Convertible notes	-	1,140,000
	-	2,442,256

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 4 - Financial Instruments

Cash and Cash Equivalents

The following table summarizes the fair value of our cash and cash equivalents at December 31, 2012 and 2011:

	2012	2011
Cash	$17,193	$16,097
Cash equivalents - money market funds	830,981	3,820
Total cash and cash equivalents	$848,174	$19,917

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from one of our customers accounted for 85.5% of accounts receivable as of December 31, 2012. Accounts receivable from two of our customers accounted for 72.8% and 19.0% of accounts receivable as of December 31, 2011. We had no allowance for doubtful accounts at December 31, 2012 and 2011. There were no bad debt expenses for the years ended December 31, 2012 and 2011. See Note 14 “Concentrations” for additional information.

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

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Assets:
Cash equivalents - money market funds	$830,981	$-	$-	$830,981
December 31, 2011
Assets:
Cash equivalents - money market funds	$3,820	$-	$-	$3,820
Liabilities:
Derivative liability	$-	$-	$100,900	$100,900

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of derivative liability, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2012:

Balance, January 1, 2012	$100,900
Issuances	1,336,127
Settlements	(1,207,845)
Realized and unrealized (gains) losses included in earnings	(229,182)
Transfers into or out of level 3	-
Balance, December 31, 2012	$-

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2011:

Balance, January 1, 2011	$-
Issuances	101,600
Realized and unrealized (gains) losses included in earnings	(700)
Transfers into or out of level 3	-
Balance, December 31, 2011	$100,900

Note 6 – Property and Equipment

	Estimated Useful Lives (Years)	2012	2011
Computers and software	2-5	$86,977	$89,757
Equipment	3	22,573	22,574
		109,550	112,331
Less accumulated depreciation and amortization		(101,002)	(65,502)
Property and equipment, net		$8,548	$46,829

Depreciation expense was $38,046 and $46,940 for the years ended December 31, 2012 and 2011, respectively.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 7 – Software Development Costs

	Estimated Useful Lives (Months)	2012	2011
Software development costs	18	$1,061,522	$930,461
Less accumulated amortization		(1,038,290)	(685,963)
Software development costs, net		$23,232	$244,498

Amortization expense was $352,327 and $573,399 for the years ended December 31, 2012 and 2011, respectively.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 8 – Accrued Expenses

	2012	2011
Investor relations fees	$5,600	$150,000
Personnel costs	52,191	131,703
Directors fees	144,667	57,000
Professional fees	69,724	44,494
Network costs	44,209	29,323
Deferred rent	8,682	26,642
Other	37,275	17,177
Consulting fees	27,500	-
	$389,848	$456,339

Note 9 – Convertible Notes

On November 30, 2011 and on December 21, 2011 we entered into certain Promissory Note Purchase Agreements (“PNPA’s”) in the aggregate principal amount of $285,000 with certain investors, including our Chief Executive Officer and our Chief Financial Officer (the “PNPA Investors”). We issued $285,000 of Secured Convertible Secured Promissory Notes (the “Notes”). The Notes are secured by all of our assets and bear interest at the rate of 6% per annum. Principal and accrued interest is due at maturity on November 30, 2012 (the “Maturity Date”). In the event we enter into a strategic investment prior to the Maturity Date, the holder may, at their option, convert the unpaid principal and interest into shares of our common stock at 75% of the price paid by the strategic investor. At maturity, at the option of the holder, unpaid principal and interest may be converted into shares of our common stock at a conversion price of $.25.

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

The initial fair value of the derivative was recorded as a reduction of the Notes. This original issue discount was amortized as interest expense over the term of the Notes. At December 31, 2011, the Notes are carried at $185,248, which is net of unamortized original issue discount of $101,600. On January 27, 2012 the Notes, which with accrued interest, had an outstanding balance of $288,067, were exchanged, as discussed below. The Notes were carried at $193,911, net of unamortized original issue discount of $76,700, resulting in a loss on early extinguishment of the Notes of $17,456, and a gain of $24,200 on the change in the fair value of derivatives.

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

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Since the Equity Financing qualifies as a Subsequent Offering, the principal of and accrued interest on the New Notes, aggregating $1,776,667, automatically converted into an aggregate of 42,301,442 shares of Common Stock upon consummation of the Equity Financing. Prior to conversion, the New Notes were carried at $1,164,658, which includes accrued interest of $53,594 and which is net of unamortized original issue discount of $612,009 and the embedded conversion feature was valued at $761,426. Upon conversion of the debt, the Company recorded a loss on early extinguishment of debt of $652,628.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 10 - Commitments and Contingencies

Lease Commitments

Effective July 1, 2011, we entered into a non-cancelable operating lease expiring in June 2013 for our office facilities in Ft. Lauderdale. The lease provides for one 3-year option to renew. In April 2013, we entered into a one-year non-cancelable executive office lease effective July 1, 2013 in Fort Lauderdale, Florida. In October 2011, we also entered into a one-year non-cancelable executive office lease in New York which expired in September 2012.

Future minimum lease payments under these non-cancellable leases at December 31, 2012 are as follows:

Year ending December 31,
2013	$56,927
2014	10,200
Total future minimum payments	$67,127

Rent expense was $90,247 and $79,974 for the years ended December 31, 2012 and 2011, respectively.

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

Retirement Plan

We have a 401(k) plan that covers all eligible employees. We are not required to contribute to the plan, and we did not make any employer contributions during the years ended December 31, 2012 or 2011.

Legal Matters

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

On or about February 22, 2012, Brooke Capital Investments LLC commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them 750,000 shares of our common stock for services rendered in connection with an amended Investor Relations Consulting Agreement that we entered into with Brooke. On February 11, 2013, the case was dismissed with prejudice pursuant to the Order Approving and Adopting Joint Stipulation of Dismissal with Prejudice.

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against rVue Holdings, Inc., Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs allege that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and rVue Holdings, Inc. On December 21, 2012, we moved to dismiss the Complaint on various grounds. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

Note 11 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We have ten million shares of authorized preferred stock, $0.001 par value, none of which is issued or outstanding. Under the terms of our Restated Articles of Incorporation, our board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of our authorized but unissued shares of preferred stock.

Common Stock

We have one hundred forty million shares of authorized common stock, $0.001 par value, of which 100,691,954 and 37,383,725 shares were issued and outstanding at December 31, 2012 and 2011, respectively. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of our directors.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Post Transaction and Reverse Capitalization Issuances

On December 21, 2010, we accepted subscriptions for a total of 103.5 units in a confidential private offering for accredited investors and non-US persons only. Each unit, priced at $25,000, comprised (i) 83,333 shares of the Company’s common stock, and (ii) warrants to purchase 83,333 shares of common stock at $1.00 per share. We received gross proceeds of $2,587,500 and in the aggregate issued 8,624,995 shares of common stock and warrants to purchase 8,624,995 shares of common stock at an exercise price of $1.00. See “Common Stock Warrants” below in this Note 11 for additional information. We terminated the offering on December 21, 2010. We engaged two parties to serve as placement agents in connection with this offering. One placement agent received a cash fee of 10 percent of the gross proceeds of the units sold by them in this offering. The other placement agent has claimed that it is owed fees for the total gross proceeds we received, which we have disputed, and this matter is now in litigation. See Note 10, “Commitments and Contingencies - Legal Matters” for additional information.

Common Stock Warrants

We have issued warrants, all of which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number	Exercise Price	Date of Issue	Date of Expiration
Series A	Private Placement	8,624,995	$1.00	December 2010	December 2022
Series B	Investor Relations Services	50,000	$0.37	May 2011	May 2016
Series B	Investment Banking Services	1,000,000	$0.35	June 2011	June 2016
Series C	Convertible Debt	3,057,666	$0.20	January 2012	January 2017
Series C	Convertible Debt	750,000	$0.20	May 2012	May 2017
Series C	Convertible Debt	500,000	$0.20	July 2012	July 2017

The valuation of the warrants utilized the following assumptions in the BSM option-pricing model:

Class of Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
Series A	$1,064,497	0.0%	73.0%	12.0	3.2%	December 21, 2010
Series B	$13,457	0.0%	95.1%	5.0	2.2%	May 21, 2011
Series B	$228,503	0.0%	97.0%	5.0	1.8%	June 30, 2011

The valuation of the warrants utilized the following assumptions using a binomial lattice valuation model:

Class of Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
Series C	$409,727	0.0%	75.0%	5.0	.819%	January 27, 2012
Series C	110,250	0.0%	45.0%	5.0	.808%	May 11, 2012
Series C	43,000	0.0%	45.0%	5.0	.611%	July 24, 2012

The weighted average fair value of warrants issued during the years ended December 31, 2012 and 2011 were $0.15 and $0.23, respectively.

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

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

No option grants were issued during 2012. The following table summarizes options granted in the year ended December 31, 2011:

Grant Date	Number	Exercise Price	Fair Value	Period over which compensation expense is recognized
June 17, 2011	100,000	$0.30	$23,012	6 - 18 months
August 1, 2011	125,000	$0.34	$32,485	6 months

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during 2011:

2011
Expected life (years)	5.7
Expected volatility	96.7%
Risk-free interest rate	1.7%
Dividend yield	0.0%
Weighted-average estimated fair value of options granted during the year	$0.25

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

Stock-based compensation expense included in our Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2012	2011
Cost of revenue	$889	$2,475
Selling, general and administrative expenses	16,536	326,713
	$17,425	$329,188

We do not expect to record any stock-based compensation expense in the year ending December 31, 2013 as all outstanding shares are fully vested.

Stock Option Activity

The following table summarizes the activities for our options for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,722,500	$0.23	8.62	106,625
Granted	—-	—-
Exercised	(1,356,880)	$0.22
Forfeited	(38,953)	$0.29
Expired	—	—
Outstanding on December 31, 2012	2,326,667	$0.24	7.80	—
Exercisable at December 31, 2012	2,326,667	$0.24	7.80	—
Expected to vest after December 31, 2012	—	—	—	—

The aggregate intrinsic is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $.07 of our common stock on December 31, 2012. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarized additional information regarding outstanding and exercisable stock options at December 31, 2012:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
$0.20	1,535,000	7.54	$0.20	1,535,000	$0.20
$0.30	666,667	8.25	$0.30	666,667	$0.30
$0.34	125,000	8.58	$0.34	125,000	$0.34
	2,326,667	7.80	$0.24	2,326,667	$0.24

Restricted Stock

In July 2012, the Company entered into a consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company is obligated to grant 500,000 shares of restricted stock which vests in twelve months beginning on the first month anniversary of the date of the grant. Compensation expense equal to the market value of the stock on the vesting date is recorded. Compensation expense recognized relating to the restricted stock grant was $27,500 for the year ending December 31, 2012.

Note 12 - Income Taxes

The provision for income taxes for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Current tax expense
Federal	$—	$—
State	—	—
Total current taxes	—	—
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—
Provision for income taxes	$—	$—

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry forwards.  We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the years ended December 31, 2012 and 2011, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2012 and 2011, the significant components of our deferred tax assets and liabilities were as follows:

	2012	2011
Net operating loss	$2,343,710	$1,400,931
Stock option expense	144,146	190,834
Accrued expenses	124,395	131,705
Capitalized software	169,064	145,193
Net deferred tax asset	2,781,315	1,868,663
Less: Valuation Allowance	(2,781,315)	(1,868,663)
Net deferred taxes	$-	$-

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes, with the amount computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2012 and 2011, is as follows:

	2012	2011
Federal tax benefit, at statutory rate of 34%	$(1,305,397)	$(1,229,771)
State income taxes	(133,160)	(131,296)
Meals and entertainment	1,053	2,148
Non-deductible financing costs	495,435	-
Stock options	29,417	-
Change in valuation allowance	912,652	1,358,919
Provision for income taxes	$-	$-

At December 31, 2012, we had federal net operating loss carry forwards of approximately $6,200,000 that will expire beginning in 2030. Based upon the change in ownership rules under Internal Revenue Code Section 382, our net operating loss carry forwards are limited as to the amount of use in any particular year as a result of a more than 50% ownership change during the year ended December 31, 2012.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations.  As of January 1, 2012, we had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in our unrecognized tax benefits during the year ended December 31, 2012.  We did not recognize any interest or penalties during 2012 or 2011 related to unrecognized tax benefits.  Tax years from 2009 through 2012 remain subject to examination by major tax jurisdictions.

Note 13- Related Party Transactions

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

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with an entity that is wholly owned by a stockholder who beneficially owns more than 5% of our common stock. For the year ended December 31, 2011 and 2012, we did not receive any significant commissions under this agreement.

We paid consulting fees of $48,000 and $10,000 during the years ended December 31, 2012 and 2011, respectively, to consultant who was appointed by our board of directors in December 2010, and we reimbursed a director $9,920 in the year ended December 31, 2011, for out-of pocket expenses incurred in connection with our business. No out-of-pocket expenses were reimbursed during the year ending December 31, 2012. The director was appointed interim chief executive officer in April 2012 and resigned from such position on April 11, 2013.

In January 2012, in connection with the sale of the New Notes, we agreed to reimburse an investor (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, who is the sole stockholder of Acorn, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. As of November 8, 2012, the Lead Investor beneficially owns 40.2% of our outstanding Common Stock. Mr. Roche disclaims any beneficial ownership of securities held by the Lead Investor as he does not have voting or dispositive powers over such securities. In addition another one of our directors is a minority member of the Lead Investor.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

In July 2012, the Company entered into a one year consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company is obligated to pay $9,000 per month and grant 500,000 shares of restricted stock which vests in twelve months beginning on the first month anniversary of the date of the grant. We expensed consulting fees of $54,000 under the consulting agreement during 2012.

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

Note 14 - Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

We maintain deposit balances at a financial institution that, from time to time, may exceed federally insured limits.  As of December 31, 2012, the Company had deposits in excess of federally insured limits. The Company maintains this balance with a high quality financial institution, which the Company believes limits this risk.

Concentrations of Revenues

For the year ended December 31, 2012, three customers accounted for 38.2% 26.6% and 25.9% of total revenues. For the year ended December 31, 2011, four customers accounted for 39.8%, 22.7%, 19.3% and 11.9% of total revenues.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

 Note 15 – Supplemental Non-Cash Information

During 2012, the Company modified the warrants resulting in a reclassification of the derivative warrant liability to equity totaling $446,419. Also in 2012, the Company paid debt issuance costs of $95,000 by issuing 475,000 shares of its stock. The remaining amortization of these debt issuance costs totaling $42,778 were offset against the conversion of the Company’s Notes in September 2012. Additionally in 2012, the principal of and accrued interest on the New Notes, aggregating $1,776,667, automatically converted into 42,301,442 shares.

There were no non-cash transactions noted during 2011.

Note 16 - Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

On March 29, 2013, the Board approved payment of 4.4 million shares to Michael Mullarkey as compensation for serving as CEO and CFO after the appointed CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The accomplishment of the objectives was determined in the first quarter of 2013, and the resulting expense of $748,000 will be recorded in the Company’s first quarter 2013 financial statements.

The Company issued 9,000,000 shares of Common Stock between January 1 and May 31, 2013 in exchange for cash of $256,500 and the application of subscriptions payable held at December 31, 2012 of $270,000. The shares issued were purchased by unrelated parties. Also, on February 5, 2013, 1,000,000 shares of common stock were issued to a current officer of the Company in exchange for $60,000. In addition, the Company issued an aggregate of 816,667 shares to officers and directors in lieu of cash compensation.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.10	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.11	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.12	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.13	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.14	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.15	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.16	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.17	Form of Warrant.	8-K	02/01/12	4.2
10.18	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.19	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.20	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
10.21	Subscription Agreement dated as of September 10, 2012 by and between rVue Holdings, Inc. and Acorn Composite Corporation.	8-K	09/20/12	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

35