Form 10-Q
period 2013-03-31
RVUE HOLDINGS, INC.
filed 2013-08-23
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54348

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

10740B West Grand Avenue
Franklin Park , IL 60131	(855) 261-8370
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 15, 2013 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	116,878,620

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$741,758	$848,174
Accounts receivable	50,628	163,074
Prepaid expenses	32,106	56,380

Total current assets	824,492	1,067,628

Property and equipment, net	3,866	8,548

Software development costs	32,725	23,232
Deposits	13,410	13,510

	$874,493	$1,112,918

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$102,782	$154,600
Accrued expenses	333,949	389,848
Subscription investment payable	-	270,000
Accrued stock-based compensation	748,000	-
Deferred revenue	11,975	11,975

Total current liabilities	1,196,706	826,423

Commitments and contingencies (Note 9)

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at March 31, 2013 and December 31, 2012; 111,528,620 issued and outstanding at March 31, 2013 and 100,691,954 at December 31, 2012, respectively	111,529	100,692
Additional paid-in capital	10,434,949	9,802,786
Accumulated deficit	(10,868,691)	(9,616,983)

Total stockholders' equity/(deficit)	(322,213)	286,495

	$874,493	$1,112,918

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue

rVue advertising revenue	$79,289	$16,319
Network	58,225	115,169
	137,514	131,488
Costs and expenses
Cost of revenue	64,843	56,209
Selling, general and administrative expenses	1,311,131	927,847
Depreciation and amortization	13,472	123,668
Interest income	(224)	(136)
Interest expense	-	296,483
Change in fair value of derivative	-	443,711
Loss on early extinguishment of debt	-	17,456

	1,389,222	1,865,238

Loss before provision for income taxes	(1,251,708)	(1,733,750)
Provision for income taxes	-	-

Net loss	$(1,251,708)	$(1,733,750)
Net loss per common share - basic and diluted	$(0.01)	$(0.05)
Shares used in computing net loss per share:

Basic and diluted	109,000,990	37,663,796

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	-	-	100,691,954	$100,692	$9,802,786	$(9,616,983)	$286,495

Common stock issued for compensation and services	-	-	836,666	$837	$124,663	-	$125,500
	-	-				-	-
						-
Common stock issued	-	-	10,000,000	$10,000	$507,500	-	$517,500
	-	-				-
	-	-	-	-		-
	-	-	-	-		-
Net loss	-	-	-	-	-	(1,251,708)	$(1,251,708)

Balance, March 31, 2013	-	$-	111,528,620	$111,529	$10,434,949	$(10,868,691)	$(322,213)

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(1,251,708)	$(1,733,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,472	123,668
Stock-based compensation expense	748,000	15,620
Common stock issued for services	40,833	95,000
Convertible loan interest	-	296,361
Change in fair value of derivative instruments	-	443,711
Loss on early extinguishment of debt	-	17,456
Changes in operating assets and liabilities:
Accounts receivable	112,446	88,779
Prepaid expenses	24,274	45,870
Accounts payable	(51,818)	(23,133)
Accrued expenses	(40,232)	(10,995)

Cash used in operating activities	(404,733)	(641,413)
Investing activities

Payments for property, equipment and software development	(18,283)	(57,364)
Change in deposits	100	(100)
Cash used in investing activities	(18,183)	(57,464)
Financing activities
Proceeds from convertible notes	-	935,000
Proceeds from the issuance of common stock	316,500	-

Cash provided by financing activities	316,500	935,000
Increase (decrease) in cash and cash equivalents	(106,416)	236,123
Cash and cash equivalents, beginning of period	848,174	19,917
Cash and cash equivalents, end of period	$741,758	$256,040

See supplemental non-cash information in Note 11.

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, useful lives of capitalized software development costs and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K (the “2012 Form 10-K”).

The unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 is not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $10,868,691 at March 31, 2013. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three months ended March 31, 2013 and 2012, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three months ended March 31, 2013 and 2012. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss	$(1,251,708)	$(1,733,750)

Denominator:

Weighted-average shares outstanding	109,000,990	37,663,796
Effect of dilutive securities (1)	-	-

Weighted-average diluted shares	109,000,990	37,663,796

Basic and diluted loss per share	$(0.01)	$(0.05)

(1)
The following stock options, warrants and convertible notes outstanding as of March 31 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	March 31
	2013	2012
Stock options	-	405,312
Warrants	-	361,460
Convertible notes	-	6,180,365
	-	6,947,137

Note 4 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Cash	$15,346	$17,193
Cash equivalents - money market funds	726,412	830,981

Total cash and cash equivalents	$741,758	$848,174

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from two of our customers accounted for 44.1%, and 39.1% of total accounts receivable at March 31, 2013, and accounts receivable from one of our customers accounted for 85.5% of total accounts receivable at December 31, 2012, respectively. We had no allowance for doubtful accounts at either March 31, 2013 or at December 31, 2012.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31,2013
Assets:

Cash equivalents - money market funds	$726,412	$-	$-	$726,412

December 31, 2012
Assets:

Cash equivalents - money market funds	$830,981	$-	$-	$830,981

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets. The Company had no Level 2 and Level 3 assets or liabilities at March 31, 2013 and December 31, 2012.

The Company had level 3 derivative liabilities at March 31, 2012 as a result of a conversion feature contained in a Promissory Note Agreement, as well as related stock warrants. These transactions are more fully described in Note 9 of the Company’s annual report on Form 10-K filed for the year ended December 31, 2012. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three month period ended March 31, 2012:

Balance, January 1, 2012	$100,900
Purchases	1,114,827
Settlements	(76,700)
Realized and unrealized (gains) losses included in earnings	520,411
Balance at March 31, 2012	1,659,438

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2013 and December 31, 2012:

Prepaid expenses	March 31, 2013	December 31, 2012
Insurance	$9,198	$16,978
Licenses and subscriptions	12,220	13,332
Prepaid Rent	4,341	12,964
Services	-	12,500
Other	6,347	606
	$32,106	$56,380

Property and Equipment	Estimated Useful Lives	March 31,	December 31,
	(Years)	2013	2012
Computers and software	2 - 5	$86,977	$86,977
Furniture and equipment	3	22,573	22,573
Gross property and equipment		109,550	109,550
Less accumulated depreciation		(105,684)	(101,002)
Net property and equipment		$3,866	$8,548

Depreciation expense was $4,681 and $ 9,172 for the three months ended March 31, 2013 and 2012, respectively.

Software Development Costs	Estimated Useful Lives	March 31	December 31,
	(Months)	2013	2012
Software development costs	18	$1,079,806	$1,061,522
Less accumulated amortization		(1,047,081)	(1,038,290)
Net software development costs		$32,725	$23,232

Amortization expense was $8,791 and $114,496 for the three months ended March 31, 2013 and 2012, respectively.

Accrued Expenses		December 31,
	March 31, 2013	2012
Investor relations fees	$-	$5,600
Personnel costs	19,923	52,191
Directors fees	28,375	144,667
Professional fees	23,305	69,724
Deferred rent	4,341	8,682
Network costs	37,517	44,209
Stock issuance costs	69,000
Other	33,988	37,275
Consulting fees	117,500	27,500

	$333,949	$389,848

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Income Taxes

There is no income tax benefit for the losses for the three-month period ended March 31, 2013 and 2012, respectively, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2012, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended March 31, 2013. We did not recognize any interest or penalties during 2012 related to unrecognized tax benefits, or through the period ended March 31 2013.

Note 8 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the three-month period ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2012	2,326,667		$0.24	7.80	-
Options granted	-		-
Options exercised	-		-
Options forfeited	(501,667)		$0.22
Balance at March 31, 2013	1,825,000		$0.24	7.02	$-
Exercisable at March 31, 2013	1,825,000		$0.24	7.02	$-
Expected to vest after March 31, 2013	-	$			$-

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

We did not grant any options during the three-month period ended March 31, 2013 or 2012.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 29, 2013, the Board approved payment of 4.4 million shares to Michael Mullarkey, a director, as compensation for serving as CEO and CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The accomplishment of the objectives was determined in the first quarter of 2013, and the resulting expense of $748,000 was recorded during the three months ended March 31, 2013.

In addition, the Company issued an aggregate of 816,667 shares to officers and directors in lieu of cash compensation resulting in additional director fee expense of $40,833 during the three months ended March 31, 2013.

Note 9 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We leased our Ft. Lauderdale office space for our corporate headquarters and technology group under a non-cancelable operating lease which expired June 30, 2013.

Our corporate headquarters are now located in Franklin Park, IL, where we occupy approximately 1,700 square feet of office space from Cortina, Inc. Cortina, which is owned by a friend of a former director, is letting us utilize the unoccupied space at no charge. This facility accommodates our principal sales, marketing, operations, finance and administrative activities. On July 1, 2013 we moved to a smaller space in Fort Lauderdale - approximately 600 square feet – under a 12 month lease at a rate of approximately $1,700 a month.

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

Note 10 - Related Party Transactions and Certain Other Transactions

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with Acorn, an entity that is wholly owned by Robert Roche, a stockholder and director of ours who beneficially owns 35% of our outstanding shares of Common Stock as of August 15, 2013. We did not record any significant revenue under this contract in either of the three-month period ended March 31, 2013 or 2012.

We paid consulting fees of $48,000 during the year ended December 31, 2012 to a consultant who was appointed by our board of directors.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Note 11 – Supplemental Non-Cash Information

During the three months ended March 31, 2013, the Company accrued for fees associated with the equity raised in 2013 which will be paid in future issuance of common stock totaling $42,000 and issuance of warrants totaling $27,000. Additionally, in 2013, the Company reversed the accrued director fees balance of $81,667 upon the issuance of shares to officers and directors in lieu of cash compensation.

There were no non-cash transactions noted during the three months ended March 31, 2012.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk Factors discussed in Part II, Item 7, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2012 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

We operate rVue, a demand-side platform (“DSP”) for planning, buying and managing DOOH and place-based media advertising. We provide an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

The rVue DSP is accessible via the Internet. Through rVue, once an advertising campaign has been agreed to between the advertiser and the DOOH network owner, the DOOH networks receive the display advertising to be shown on their installed base of digital media displays. rVue allows programming and advertising to be customized for display in specific venues, at specific times, and for demographic targeting. We provide the tools for advertisers and advertising agencies to customize campaigns for details as specific as location, customer preference, product availability, current events and other needs. We provide Proof- of-Play analytics and the network statistics necessary to monitor advertising on the networks and assist in evaluating the performance or refinements required for an advertising campaign, in some cases real time. Furthermore, rVue’s integrated analytics provide insight and opportunities for advertisers and agencies to extend the reach, impact and engagement of future campaigns.

As of March 31, 2013, 200+ networks comprising approximately 900,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012:

Our unaudited results of operations for the three-month periods ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenue

rVue fees	$79,289	$16,319
Network	58,225	115,169
	137,514	131,488
Costs and expenses
Cost of revenue	64,843	56,209

Selling, general and administrative expenses	1,311,131	927,847
Depreciation and amortization	13,472	123,668
Interest income	(224)	(136)
Interest expense	-	296,483
Change in fair value of derivative	-	443,711
Loss on early extinguishment of debt	-	17,456

	1,389,222	1,865,238

Loss before provision for income taxes	(1,251,708)	(1,733,750)
Provision for income taxes	-	-

Net loss	$(1,251,708)	$(1,733,750)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)
Shares used in computing net loss per share:

Basic and diluted	109,000,990	37,663,796

Revenue

Revenue was $137,514 for the three-month period ended March 31, 2013 compared to $131,488 for the three-month period ended March 31, 2012, a $6,026 increase, or 4.6%. We earned revenue as follows:

	Three Months ended March 31,
Revenue Category	2013	2012	$ Change	% Change

rVue Revenue – Core Fees	$79,289	$16,319	$62,970	385.9%

Network Revenue – Non Core Fees	58,225	115,169	(56,944)	-49.4%
Total Revenue	$137,514	$131,488	$6,026	4.6%

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

rVue fees were $79,289 for the three-month period ended March 31, 2013, a $62,970 improvement over the $16,319 rVue fees for the three-month period ended March 31, 2012. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2013 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2013 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

Network revenue was $58,225 for the three-month period ended March 31, 2013; a $56,944, or 49.4%, decrease compared to the $115,169 for the three-month period ended March 31, 2012. We earned fixed monthly fees of $11,975 from one client and fees from special projects from one client. We expect to continue to receive revenue from these services to this client for the remainder of 2013, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services the cost of producing content for our network clients.

Cost of revenue was $64,843 for the three-month period ended March 31, 2013 compared to $56,209 for the three-month period ended March 31, 2012, and a $8,643 increase, or 15.4%, and was comprised of:

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Compensation and benefits	$1,349	$41,150	$(39,801)	-96.7%
Stock-based compensation expense		593	(593)	-100%
Network services	180	3,880	(3,700)	-95.4%
rVue operations	63,314	10,586	52,728	498%
Total	$64,843	$56,209	$8,634	15.4%

The increase in cost of revenue is attributable to a $6,026 increase in sales compared to March 31, 2012, and the change in revenue category mix. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations. The substantial decrease in compensation and benefits is due to head count reduction for the non-core related services.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1,311,131 for the three-month period ended March 31, 2013, compared to $927,847 for the three-month period ended March 31, 2012, a $383,284 increase, or 41.3%. Changes by major component of SG&A are:

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Compensation and benefits	$135,438	$476,259	$(340,821)	-71.6%
Stock-based compensation expense	748,000	15,027	732,973	4,877.7%
Facility expense	35,063	46,842	(11,779)	-25.1%
Communications expense	31,616	19,748	11,868	60.1%
Debt issuance expense	0	65,000	(65,000)	-100.0%
Travel expense	19,776	18,114	1,662	9.2%
Advertising and marketing expense	65,905	13,108	52,797	402.8%
Investor relations and investment banking fees	707	107,628	(106,921)	-99.3%
Professional and consulting fees	247,327	136,241	111,086	81.5%
Office support and supply expense	27,299	29,880	(2,581)	-8.6%
Total	$1,311,131	$927,847	$383,284	41.3%

Compensation and benefits decreased $340,821, or 71.6% for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. This change was due to a $39,076 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $275,113 due to staff reductions that were implemented in the three months ended March 31, 2013, a $50,286 reduction in the vacation accrual for recent staff reductions, a $26,947 reduction in healthcare costs due to staff reductions and a reduction of payroll tax expense of $27,551 due to lower payroll costs.

Stock-based compensation expense increase relates to a board approved one time, performance based payment to a former director who served as the interim CEO and CFO for approximately one year.

Advertising and marketing expense increased by $52,797 or 402.8%, in the three-month period ended March 31, 2013, when compared to the three-month period ended March 31, 2012. This increase is a result of rVue’s investment in new product development.

Investor relations and investment banking fees for the three-month period ended March 31, 2013 decreased $106,921, or 99.3%, when compared to the three-month period ended March 31, 2012. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the three-month period ended March 31, 2013 increased $111,086, or 81.5%, compared to the three-month period ended March 31, 2012. Consulting fees increased approximately $100,800 due to consulting fees paid to former CEO Jason Kates, as prescribed in his separation agreement, legal fees decreased $13,686, fees related to SEC filings and Sarbanes-Oxley work decreased $7,474 and directors’ fees increased $36,567 while accounting and other fees decreased $5,121.

Depreciation and amortization

Depreciation was $4,681 for the three-month period ended March 31, 2013 compared to $9,172 for the three-month period ended March 31, 2012, a $4,491 decline, or 49.0%. For the three-month period ended March 31, 2013, amortization expense for software development was $8,791, compared to $114,496 for the three-month period ended March 31, 2012, a $105,705 decline, or 92.3%. The large decrease in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with minimal additions since December 31, 2011.

Interest income

Interest income was $224 for the three-month period ended March 31, 2013 compared to $136 for the three-month period ended March 31, 2012, an $88 increase, or 64.7%. Interest income is a function of cash on hand.

Interest expense

	Three Months Ended
	March 31,
	2013	2012
Interest on convertible notes	$-	$14,337
Original issue discount	-	282,136
	$-	$296,483

We issued Notes in November 2011 and New Notes in January and May 2012. The interest on these notes accrued at 6% per annum. The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes. These Notes were converted into shares of our common stock on September 10, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents totaling $741,758. Since our inception, we have incurred net losses, and at March 31, 2013, we had an accumulated deficit of $ 10,868,691 and total stockholders’ deficit of $322,213. We expect to continue to incur losses in fiscal 2013. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at March 31, 2013. We have budgeted capital expenditures of approximately $50,000 for fiscal 2013, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the three-month periods ended March 31, 2013 and 2012. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $404,733 for the three-month period ended March 31, 2013 compared to $641,413 for the three-month period ended March 31, 2012. In the three-month period ended March 31, 2013, cash was used to fund a net loss of $1,251,708, reduced by depreciation of $13,472, stock-based compensation expense of $748,000, common stock issued for services valued at $40,833, and decreased due to changes in operating assets and liabilities totaling $44,670.

In the three-month period ended March 31, 2012, cash was used to fund a net loss of $1,733,750, reduced by depreciation of $123,668, stock-based compensation expense of $15,620 and common stock issued for services valued at $95,000, convertible loan interest of $296,361, a net change in fair value of derivative liabilities of $443,711, loss on early extinguishment of debt of $17,456 and changes in operating assets and liabilities totaling $100,521.

Cash used in investing activities

Net cash used in investing activities totaled $18,183 for the three-month period ended March 31, 2013 compared to $57,464 of net cash used in investing activities in the three-month period ended March 31, 2012. In the three-month period ended March 31, 2013, cash used in investing activities consisted of $18,283 for software development costs and a decrease in deposits of $100. In the three-month period ended March 31, 2012, cash used in investing activities consisted of $57,364 for software development costs and $100 for deposits.

Cash from financing activities

Net cash provided by financing activities totaled $316,500 for the three-month period ended March 31, 2013 were the proceeds from the sale of common stock. For the three-month period ended March 31, 2012, net cash provided by financing activities totaled $935,000 and were the proceeds from the sale of the New Notes.

Financial condition

As of March 31, 2013, we had a working capital deficit of $372,214, an accumulated deficit of $10,868,691and total stockholders’ deficit of $322,213, compared to a working capital surplus of $241,205, an accumulated deficit of $9,616,983 and total stockholders’ equity of $286,495 at December 31, 2012. The improvement's in our financial condition was due to the proceeds from the sale of $586,500 of stock during the quarter and the reduction of losses compared to the prior year’s quarter.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second half of 2012 and first quarter of 2013, several management positions within the Company had experienced transitions. This led to a lack of timely filing of certain of the Company’s required filings with the SEC. Current management is in the process of returning the Company to a current filing status with the SEC.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets;
(ii)          provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(iii)         provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2013 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against rVue Holdings, Inc., Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs allege that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and rVue Holdings, Inc. On December 21, 2012, we moved to dismiss the Complaint on various grounds and moved to transfer the case from New York to Florida .The Court has yet to rule on our motion to dismiss the case on other grounds. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

Item 1A.        Risk Factors.

Not applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2013, the Company sold an aggregate of 9,000,000 shares of its common stock to a group of seven investors for an aggregate cash purchase price of $540,000.  They were issued to the investors without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

On February 5, 2013, the Company sold 1,000,000 shares of its common stock to Mark Pacchini, our current Chief Executive Officer and acting Chief Financial Officer, for a cash purchase price of $60,000.  The shares were issued to the Mr. Pacchini without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as a transaction by the Company not involving any public offering.

On February 15, 2013, the Company issued 300,000, 350,000 and 166,666 shares of its common stock to Robert Chimbel, Patrick O’Donnell and Robert Roche, respectively, as compensation for services provided to the Company by serving on its Board of Directors.  The shares were issued to the directors without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as a transaction by the Company not involving any public offering.

On February 15, 2013, the Company issued 20,000 shares of its common stock to DRC Partners, LLC (“DRC”), as compensation for services provided to the Company.  The shares were issued to DRC without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act, as a transaction by the Company not involving any public offering.

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

rVue Holdings, Inc.
(Registrant)

Date: August 20, 2013	By:	/s/ Mark P. Pacchini
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