Form 10-Q
period 2013-06-30
RVUE HOLDINGS, INC.
filed 2013-10-07
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54348

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

10740B West Grand Avenue
Franklin Park, IL 60131	(855) 261-8370
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 4, 2013 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	117,378,620

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$410,790	$848,174
Accounts receivable	82,115	163,074
Prepaid expenses	27,602	56,380

Total current assets	520,507	1,067,628

Property and equipment, net	5,167	8,548

Software development costs	26,080	23,232
Deposits	15,610	13,510

	$567,364	$1,112,918

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$122,164	$154,600
Accrued expenses	348,724	389,848
Subscription investment payable	-	270,000
Deferred revenue	11,975	11,975

Total current liabilities	482,863	826,423

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at June 30, 2013 and December 31, 2012; 115,928,620 issued and outstanding at June 30, 2013 and 100,691,954 at December 31, 2012	115,929	100,692
Additional paid-in capital	11,178,549	9,802,786
Accumulated deficit	(11,209,977)	(9,616,983)

Total stockholders' equity	84,501	286,495

	$567,364	$1,112,918

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
rVue advertising revenue	$167,040	$11,510	$246,329	$27,829
Network	35,925	95,925	94,150	211,094
	202,965	107,435	340,479	238,923
Costs and expenses
Cost of revenue	120,683	15,051	185,526	71,260
Selling, general and administrative expenses	413,583	528,291	1,724,713	1,456,138
Depreciation and amortization	10,075	172,021	23,548	295,689
Interest income	(90)	(34)	(314)	(170)
Interest expense	-	351,344	-	647,827
Change in fair value of derivative	-	(896,719)	-	(453,008)
Loss on early extinguishment of debt	-	-	-	17,456
	544,251	169,954	1,933,473	2,035,192
Loss before provision for income taxes	(341,286)	(62,519)	(1,592,994)	(1,796,269)
Provision for income taxes	-	-	-	-
Net loss	$(341,286)	$(62,519)	$(1,592,994)	$(1,796,269)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)
Shares used in computing net loss per share:
Basic and diluted	115,488,620	38,171,099	112,244,805	37,917,448

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	-	-	100,691,954	$100,692	$9,802,786	$(9,616,983)	$286,495

Common stock issued for compensation and services	-	-	5,236,666	$5,237	$868,263	-	$873,500

Common stock issued	-	-	10,000,000	$10,000	$507,500	-	$517,500

Net loss	-	-	-	-	-	(1,592,994)	$(1,592,994)

Balance, June 30, 2013	-	$-	115,928,620	$115,929	$11,178,549	$(11,209,977)	$84,501

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(1,592,994)	$(1,796,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,548	295,689
Stock-based compensation expense	748,000	22,001
Common stock issued for services	40,833	38,000
Convertible loan interest	-	647,705
Change in fair value of derivative instruments	-	(453,008)
Loss on early extinguishment of debt	-	17,456
Changes in operating assets and liabilities:
Accounts receivable	80,959	40,623
Prepaid expenses	28,778	95,438
Accounts payable	(32,436)	(35,553)
Accrued expenses	(25,457)	23,533

Cash used in operating activities	(728,769)	(1,104,284)
Investing activities

Payments for property, equipment and software development	(23,015)	(96,968)
Change in deposits	(2,100)	(100)
Cash used in investing activities	(25,115)	(97,068)
Financing activities
Proceeds from convertible notes	-	1,235,000
Proceeds from the issuance of common stock	316,500	-

Cash provided by financing activities	316,500	1,235,000
Increase (decrease) in cash and cash equivalents	(437,384)	33,648
Cash and cash equivalents, beginning of period	848,174	19,917
Cash and cash equivalents, end of period	$410,790	$53,565

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

The unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $11,209,977 at June 30, 2013. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and six months ended June 30, 2013 and 2012, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and six months ended June 30, 2013 and 2012 since this would have an anti-dilutive effect.  Additionally, in 2012, dilutive shares included shares issuable upon conversion of convertible notes payable.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(341,286)	$(62,519)	$(1,592,994)	$(1,796,269)

Denominator:
Weighted-average shares outstanding	115,488,620	38,171,099	112,244,805	37,917,448
Effect of dilutive securities	-	-	-	-
Weighted-average diluted shares	115,488,620	38,171,099	112,244,805	37,917,448
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Note 4 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Cash	$86,924	$17,193
Cash equivalents - money market funds	323,866	830,981

Total cash and cash equivalents	$410,790	$848,174

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from one of our customers accounted for 93.5% of total accounts receivable at June 30, 2013, and accounts receivable from one of our customers accounted for 85.5 % of total accounts receivable at December 31, 2012. We had no allowance for doubtful accounts at either June 30, 2013 or at December 31, 2012.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Assets:

Cash equivalents - money market funds	$323,866	$-	$-	$323,866

December 31, 2012
Assets:

Cash equivalents - money market funds	$830,981	$-	$-	$830,981

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets. The Company had no Level 2 and Level 3 assets or liabilities at June 30, 2013 and December 31, 2012.

The Company had level 3 derivative liabilities at June 30, 2012 as a result of a conversion feature contained in a Promissory Note Agreement, as well as related stock warrants. These transactions are more fully described in Note 9 of the Company’s annual report on Form 10-K filed for the year ended December 31, 2012.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three month period ended June 30, 2012:

Balance, April 1, 2012	$1,659,438
Issuances	167,400
Settlements	(446,419)
Realized and unrealized (gains) losses included in earnings	(896,719)
Balance at June 30, 2012	483,700

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six month period ended June 30, 2012:

Balance, January 1, 2012	$100,900
Issuances	1,282,227
Settlements	(523,119)
Realized and unrealized (gains) losses included in earnings	(376,308)
Balance at June 30, 2012	483,700

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2013 and December 31, 2012:

Prepaid expenses	June 30, 2013	December 31, 2012
Insurance	$13,972	$16,978
Licenses and subscriptions	10,938	13,332
Prepaid Rent	2,332	12,964
Services	-	12,500
Other	360	606
	$27,602	$56,380

Property and Equipment	Estimated Useful Lives	June 30,	December 31,
	(Years)	2013	2012
Computers and software	2 - 5	$91,083	$86,977
Furniture and equipment	3	22,977	22,573
Gross property and equipment		114,060	109,550
Less accumulated depreciation		(108,893)	(101,002)
Net property and equipment		$5,167	$8,548

Depreciation expense was $7,891 and $ 18,874 for the six months ended June 30, 2013 and 2012, respectively.

Software Development Costs	Estimated Useful Lives	June 30,	December 31,
	(Months)	2013	2012
Software development costs	18	$1,080,028	$1,061,522
Less accumulated amortization		(1,053,948)	(1,038,290)
Net software development costs		$26,080	$23,232

Amortization expense was $15,658 and $ 245,982 for the six months ended June 30, 2013 and 2012, respectively.

Accrued Expenses		December 31,
	June 30, 2013	2012
Investor relations fees	$-	$5,600
Personnel costs	15,938	52,191
Directors fees	38,750	144,667
Professional fees	114,225	69,724
Deferred rent	-	8,682
Network costs	15,980	44,209
Stock issuance costs	69,000	-
Other	24,831	37,275
Consulting fees	70,000	27,500

	$348,724	$389,848

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Income Taxes

There is no income tax benefit for the losses for the six-month period ended June 30, 2013 and 2012, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2012, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended June 30, 2013. We did not recognize any interest or penalties during 2012 related to unrecognized tax benefits, or through the period ended June 30, 2013.

Note 8 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the six month period ended June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2012	2,326,667		$0.24	7.80	-
Options granted	-		-
Options exercised	-		-
Options forfeited	(1,051,667)		$0.23
Balance at June 30, 2013	1,275,000		$0.25	7.02	$-
Exercisable at June 30, 2013	1,275,000		$0.25	7.02	$-
Expected to vest after June 30, 2013	-	$			$-

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

We did not grant any options during the six-month period ended June 30, 2013 or 2012.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 29, 2013, the Board approved payment of 4.4 million shares to Michael Mullarkey, a director at the time, as compensation for serving as CEO and CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The accomplishment of the objectives was determined in the first quarter of 2013, and the resulting expense of $ 748,000 was recorded during the three months ended March 31, 2013.

In addition, the Company issued an aggregate of 816,667 shares to officers and directors in lieu of cash compensation resulting in additional director fee expense of $ 40,833 during the three months ended March  31, 2013.

Note 9 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We leased our Ft. Lauderdale office space for our corporate headquarters and technology group under a non-cancelable operating lease which expired June 30, 2013.  On July 1, 2013 we moved to a smaller space in Fort Lauderdale - approximately 600 square feet – under a 12 month lease at a rate of approximately $2,200 a month.

Our corporate headquarters are now located in Franklin Park, IL, where we occupy approximately 1,700 square feet of office space from Cortina, Inc. Cortina, which is owned by a friend of a former director, is letting us utilize the unoccupied space at no charge. This facility accommodates our principal sales, marketing, operations, finance and administrative activities. We will be moving our corporate headquarters to a new facility in October to a location in the Chicago area.

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

Note 10 - Related Party Transactions and Certain Other Transactions

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with Acorn, an entity that is wholly owned by Robert Roche, a stockholder and director of ours who beneficially owns approximately 35 % of our outstanding shares of Common Stock as of September 30, 2013. We did not record any significant revenue under this contract in either of the six-month periods ended June 30, 2013 or 2012.

We paid consulting fees of $ 48,000 during the year ended December 31, 2012 to a consultant who was appointed by our board of directors.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In January 2012, in connection with the sale of the promissory notes, we agreed to reimburse an investor (the “Lead Investor”) $ 65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, who is the sole stockholder of Acorn, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. Mr. Roche disclaims any beneficial ownership of securities held by the Lead Investor as he does not have voting or dispositive powers over such securities. In addition another one of our directors is a minority member of the Lead Investor.

Note 11 – Supplemental Non-Cash Information

During the six months ended June 30, 2013, the Company accrued for fees associated with the equity raised in 2013 which will be paid in the future issuance of common stock totaling $ 42,000 and issuance of warrants totaling $ 27,000. Additionally, in 2013, the Company reversed the accrued director fees balance of $ 81,667 upon the issuance of shares to officers and directors in lieu of cash compensation.

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

On August 2, 2013, the Company issued 1,056,000 stock options to employees of the Company. On August 7, 2013, the Company issued 450,000 stock warrants for fees associated with the equity raised in 2013. On August 13, 2013, the Company issued 700,000 shares of common stock for fees associated with the equity raised in 2013 and 250,000 shares to a Director. On September 6, 2013, the Company issued 500,000 shares of common stock to the former CEO of the Company for consulting services he performed subsequent to leaving the Company.

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

As of June 30, 2013, 200+ networks comprising approximately 900,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012:

Our unaudited results of operations for the three-month periods ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended
	June 30,
	2013	2012
Revenue
rVue fees	$167,040	$11,510
Network	35,925	95,925
	202,965	107,435
Costs and expenses
Cost of revenue	120,683	15,051
Selling, general and administrative expenses	413,583	528,291
Depreciation and amortization	10,075	172,021
Interest income	(90)	(34)
Interest expense	-	351,344
Change in fair value of derivative	-	(896,719)

	544,251	169,954
Loss before provision for income taxes	(341,286)	(62,519)
Provision for income taxes	-	-
Net loss	$(341,286)	$(62,519)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	115,488,620	38,171,099

Revenue

Revenue was $202,965 for the three-month period ended June 30, 2013 compared to $107,435 for the three-month period ended June 30, 2012, a $95,530 increase, or 88.9%. We earned revenue as follows:

	Three Months ended
	June 30,
Revenue Category	2013	2012	$ Change	% Change
rVue fees	$167,040	$11,510	$155,530	1,351.3%
Network	35,925	95,925	(60,000)	-62.5%
Total Revenue	$202,965	$107,435	$95,530	88.9%

rVue fees

rVue fees were $167,040 for the three-month period ended June 30, 2013, a $155,530 improvement over the $11,510 rVue fees for the three-month period ended June 30, 2012. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2013 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2013 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network

Network revenue was $35,925 for the three-month period ended June 30, 2013, a $60,000, or 62.5%, decrease compared to the $95,925 for the three-month period ended June 30, 2012. We earned fixed monthly fees of $11,975 from one client. We expect to continue to receive revenue from these services to these clients for the next twelve months, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $120,683 for the three-month period ended June 30, 2013 compared to $15,051 for the three-month period ended June 30, 2012, a $105,632 increase, or 701.8%, and was comprised of:

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Temporary labor	$983	$4,408	$(3,425)	-77.7%
Stock-based compensation expense	-	296	(296)	-100.0%
Network services	200	2,672	(2,472)	-92.5%
rVue operations	119,500	7,675	111,825	1,475.0%
Total	$120,683	$15,051	$105,632	701.8%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $413,583 for the three-month period ended June 30, 2013, compared to $528,291 for the three-month period ended June 30, 2012, a $114,708 decrease, or 21.7%. Changes by major component of SG&A are:

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$145,782	$338,713	$(192,931)	-57.0%
Stock-based compensation expense	-	6,085	(6,085)	-100.0%
Facility expense	32,851	40,120	(7,269)	-18.1%
Communications expense	27,527	23,348	4,179	17.9%
Debt issuance costs	-	(65,000)	(65,000)	-100%
Travel expense	23,231	19,831	3,400	17.1%
Advertising and marketing expense	8,906	14,212	(5,306)	-37.3%
Investor relations and investment banking fees	553	23,281	(22,728)	-97.6%
Professional and consulting fees	145,465	100,591	44,874	44.6%

Office support and supply expense	29,268	27,110	2,158	7.96%
Total	$413,583	$528,291	$(114,708)	-21.7%

Compensation and benefits decreased $192,931, or 57.0% for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. This change was due to an $38,884 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $229,190 and a reduction in payroll taxes of $17,206, a reduction in benefits of $24,003 a reduction of payroll administrative expenses of $5,734 due to staff reductions that were implemented in the three months ended June 30, 2013, a $39,624 increase in the vacation accrual for recent staff additions and an increase of unemployment tax expense of $4,694 due to receiving a credit from the Company’s insurer for the three months ended June 30, 2012 when the Company contested the rate it was being charged.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010 and 2011 have now vested and are fully expensed in 2012 resulting in a lower expense in the three-month period ended June 30, 2013 compared to the expense for the three-month period ended June 30, 2012.

Debt issuance costs were for costs and expenses paid to the lead investor in connection with the January 2012 issuance of secured convertible promissory notes. The debt issuance costs totaled $95,000 and are being amortized over the life of the underlying debt.  There was no amortization of debt issuance cost during the three months ended June 30, 2013.

Advertising and marketing expense decreased by $5,306, or 37.3%, in the three-month period ended June 30, 2013, when compared to the three-month period ended June 30, 2012.

Investor relations and investment banking fees for the three-month period ended June 30, 2013 decreased $22,728, or 97.6%, when compared to the three-month period ended June 30, 2012. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the three-month period ended June 30, 2013 were up $44,874, or 44.6%, compared to the three-month period ended June 30, 2012. Consulting fees were up $54,289 due to a consulting agreement with the former CEO of the Company, legal fees were down $14,906, fees related to SEC filings and Sarbanes-Oxley work were up approximately $8,951, and accounting and other fees were down by approximately $3,460.

Depreciation and amortization

Depreciation and amortization was $10,075 for the three-month period ended June 30, 2013 compared to $172,021 for the three-month period ended June 30, 2012, a $161,946 decline, or 94.1%. For the three-month period ended June 30, 2013, the large decrease in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with minimal additions since December 31, 2011.

Interest income

Interest income was $90 for the three-month period ended June 30, 2013 compared to $34 for the three-month period ended June 30, 2012, a $56 increase, or 164.7%. Interest income is a function of cash on hand.

Interest expense

	Three Months Ended
	June 30,
	2013	2012
Interest on convertible notes	$-	$20,754
Original issue discount	-	330,590
	$-	$351,344

We issued promissory notes in November 2011 and additional promissory notes in January and May 2012. The interest on these notes accrues at 6% per annum and totaled $20,754 for the three-month period ended June 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the notes.  These notes were converted into shares of our common stock on September 10, 2012.

Change in fair value of derivative instruments

The decrease in the fair value of the derivative liability and the Series C Warrants at June 30, 2012 resulted in us recognizing an unrealized gain during the three-month period ended June 30, 2012 of $896,719.

Six Months Ended June 30, 2013 and 2012:

Our unaudited results of operations for the six month periods ended June 30, 2013 and 2012 were as follows:

	For the Six Months Ended
	June 30
	2013	2012
Revenue

rVue fees	$246,329	$27,829
Network	94,150	211,094
	340,479	238,923
Costs and expenses
Cost of revenue	185,526	71,260

Selling, general and administrative expenses	1,724,713	1,456,138
Depreciation and amortization	23,548	295,689
Interest income	(314)	(170)
Interest expense	-	647,827
Change in fair value of derivative	-	(453,008)
Loss on early extinguishment of debt	-	17,456

	1,933,473	2,035,192

Loss before provision for income taxes	(1,592,994)	(1,796,269)
Provision for income taxes	-	-

Net loss	$(1,592,994)	$(1,796,269)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)
Shares used in computing net loss per share:

Basic and diluted	112,244,805	37,917,448

Revenue

Revenue was $340,479 for the six-month period ended June 30, 2013 compared to $238,923 for the six-month period ended June 30, 2012, a $101,556 increase, or 42.5%. We earned revenue as follows:

	Six Months ended
	June 30,
Revenue Category	2013	2012	$ Change	% Change

rVue Revenue – Core Fees	$246,329	$27,829	$218,500	785.15%

Network Revenue – Non Core Fees	94,150	211,094	(116,944)	-55.40%
Total Revenue	$340,479	$238,923	$101,556	42.51%

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

rVue fees were $246,329 for the six month period ended June 30, 2013, a $218,500 improvement over the $27,829 rVue fees for the six-month period ended June 30, 2012. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2013 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2013 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

Network revenue was $94,150 for the six-month period ended June 30, 2013, a $116,944, or 55.4%, decrease compared to the $211,094 for the six-month period ended June 30, 2012. We earned fixed monthly fees of $11,975 from one client and fees from special projects from one client. We expect to continue to receive revenue from these services to this client for the remainder of 2013, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $185,526 for the six-month period ended June 30, 2013 compared to $71,260 for the six-month period ended June 30, 2012, a $114,266 increase, or 160.4%, and was comprised of:

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$2,331	$45,558	$(43,227)	-94.9%
Stock-based compensation expense	-	889	(889)	-100.0%
Network services	5,496	6,552	(1,056)	-16.1%
rVue operations	177,699	18,261	159,438	873.1%
Total	$185,526	$71,260	$114,266	160.4%

The increase in cost of revenue is attributable to a $101,556 increase in sales compared to June 30, 2012, and the change in revenue category mix. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations. The substantial decrease in compensation and benefits is due to head count reduction for the non-core related services.

Selling, general and administrative expenses

SG&A were $1,724,713 for the six-month period ended June 30, 2013, compared to $1,456,138 for the six month period ended June 30, 2012, a $268,575 increase, or 18.4%. Changes by major component of SG&A are:

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$281,220	$814,972	$(533,752)	-65.5%
Stock-based compensation expense	748,000	21,112	726,888	3,443.0%
Facility expense	67,914	86,962	(19,048)	-21.9%
Communications expense	59,142	43,096	16,046	37.2%

Travel expense	43,007	37,945	5,062	13.3%
Advertising and marketing expense	74,811	27,320	47,491	173.8%
Investor relations and investment banking fees	1,260	130,909	(129,649)	-99.0%
Professional and consulting fees	392,793	236,832	155,961	65.9%
Office support and supply expense	56,566	56,990	(424)	-.7%
Total	$1,724,713	$1,456,138	$268,575	18.4%

Compensation and benefits decreased $533,752, or 65.5% for the six months ended  June 30, 2013 when compared to the six months ended June 30, 2012. This change was due to a $77,963 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $496,161 due to staff reductions that were implemented in the six months ended June 30, 2013, a $10,662 reduction in the vacation accrual for recent staff reductions, a $51,800 reduction in healthcare costs due to staff reductions and a reduction of payroll tax expense of $40,063 and a reduction in payroll administrative costs of $13,029 due to lower payroll costs.

The stock-based compensation expense increase for the six months ended June 30, 2013 relates to a board approved one time, performance based payment to a former director who served as the interim CEO and CFO for approximately one year.

Advertising and marketing expense increased by $47,491 or 173.8%, in the six-month period ended June 30, 2013, when compared to the six-month period ended June 30, 2012. This increase is a result of rVue’s investment in new product development.

Investor relations and investment banking fees for the six-month period ended  June 30, 2013 decreased $129,649, or 99.0%, when compared to the six-month period ended June 30, 2012. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the six-month period ended June 30, 2013 increased $155,961, or 65.9%, compared to the six-month period ended June 30, 2012. Consulting fees increased approximately $155,089 due to consulting fees paid to former CEO Jason Kates, as prescribed in his separation agreement, legal fees decreased $28,592, fees related to SEC filings and Sarbanes-Oxley work increased $1,477 and directors’ fees increased $47,316 while accounting and other fees decreased $19,331.

Depreciation and amortization

Depreciation was $7,891 for the six-month period ended  June 30, 2013 compared to $30,833 for the six-month period ended June 30, 2012, a $22,942 decline, or 74.4%%. For the six-month period ended June 30, 2013, amortization expense for software development was $15,658, compared to $264,856 for the six-month period ended June 30, 2012, a $249,198 decline, or 94.1%. The large decrease in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with minimal additions since December 31, 2011.

Interest income

Interest income was $314 for the six-month period ended June 30, 2013 compared to $170 for the six-month period ended June 30, 2012, an $144 increase, or 84.7%. Interest income is a function of cash on hand.

Interest expense

	Six Months Ended
	June 30,
	2013	2012
Interest on convertible notes	$-	$35,101
Original issue discount	-	612,726
	$-	$647,827

We issued promissory notes in November 2011 and additional promissory notes in January and May 2012. The interest on these notes accrues at 6% per annum and totaled $35,101 for the six-month period ended June 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the notes.  These notes were converted into shares of our common stock on September 10, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents totaling $410,790. Since our inception, we have incurred net losses, and at June 30, 2013, we had an accumulated deficit of $11,209,977 and total stockholders’ equity of $84,501. We expect to continue to incur losses in fiscal 2013. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at June 30, 2013. We have budgeted capital expenditures of approximately $50,000 for fiscal 2013, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the six-month periods ended June 30, 2013 and 2012. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $728,769 for the six-month period ended June 30, 2013 compared to $1,104,284 for the six-month period ended June 30, 2012. In the six-month period ended June 30, 2013, cash was used to fund a net loss of $1,592,994, reduced by depreciation of $23,548, stock-based compensation expense of $748,000, common stock issued for services valued at $40,833, and changes in operating assets and liabilities totaling $51,844.

In the six-month period ended June 30, 2012, cash was used to fund a net loss of $1,796,269, reduced by depreciation of $295,689, stock-based compensation expense of $22,001 and common stock issued for services valued at $38,000, convertible loan interest of $647,705, a net gain in fair value of derivative liabilities of $453,008, loss on early extinguishment of debt of $17,456 and changes in operating assets and liabilities totaling $124,041.

Cash used in investing activities

Net cash used in investing activities totaled $25,115 for the six-month period ended June 30, 2013 compared to $97,068 of net cash used in investing activities in the six-month period ended June 30, 2012. In the six-month period ended June 30, 2013, cash used in investing activities consisted of $23,015 for fixed asset purchases and an increase in deposits of $2,100. In the six-month period ended June 30, 2012, cash used in investing activities consisted of $96,968 for software development costs and $100 for deposits.

Cash from financing activities

Net cash provided by financing activities totaled $316,500 for the six-month period ended June 30, 2013 which  were the proceeds from the sale of common stock. For the six-month period ended June 30, 2012, net cash provided by financing activities totaled $1,235,000 and were the proceeds from the sale of the promissory notes.

Financial condition

As of June 30, 2013, we had a working capital surplus of $37,644, an accumulated deficit of $11,209,977 and  total stockholders’ equity of $84,501, compared to a working capital surplus of $241,205, an accumulated deficit of $9,616,983 and total stockholders’ equity of $286,495 at December 31, 2012.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities.  However, no assurance can be given that such expectations will materialize.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second half of 2012 and first half of 2013, several management positions within the Company had experienced transitions. This led to a lack of timely filing of certain of the Company’s required filings with the SEC. Current management is in the process of returning the Company to a current filing status with the SEC.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2013 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against rVue Holdings, Inc., Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs allege that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and rVue Holdings, Inc. On December 21, 2012, we moved to dismiss the Complaint on various grounds and moved to transfer the case from New York to Florida. The Court has yet to rule on our motion to dismiss the case on other grounds. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

Item 1A.        Risk Factors.

Not applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2013, the Company issued 4.4 million shares of its common stock to Michael Mullarkey, a director at the time, as compensation for serving as CEO and CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The accomplishment of the objectives was determined in the first quarter of 2013.

The Company determined that the securities issued to Mr. Mullarkey were issued in a private placement that was exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder.  This determination was based on the non-public manner in which we offered the securities and on the representations of Mr. Mullarkey, which included, in pertinent part, that he was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that he was acquiring such securities for investment purposes for his own account and not with a view toward resale or distribution, and that he understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

rVue Holdings, Inc.
(Registrant)

Date: October 7, 2013	By:	/s/ Mark P. Pacchini
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