Form 10-Q
period 2013-09-30
RVUE HOLDINGS, INC.
filed 2013-11-13
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54348

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

275 N. York Street, Suite 201
Elmhurst, IL 60126	(855) 261-8370
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 12, 2013 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	117,378,620

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$79,972	$848,174
Accounts receivable	151,583	163,074
Prepaid expenses	20,418	56,380

Total current assets	251,973	1,067,628

Property and equipment, net	3,811	8,548

Software development costs	57,492	23,232
Deposits	2,200	13,510

	$315,476	$1,112,918

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

Accounts payable	$101,901	$154,600
Accrued expenses	202,846	389,848
Subscription investment payable	-	270,000
Deferred revenue	11,975	11,975

Total current liabilities	316,722	826,423

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 140,000,000 shares authorized at September 30, 2013 and December 31, 2012; 117,378,620 issued and outstanding at September 30, 2013 and 100,691,954 issued and outstanding at December 31, 2012	117,379	100,692
Additional paid-in capital	11,360,072	9,802,786
Accumulated deficit	(11,478,697)	(9,616,983)

Total stockholders' equity (deficit)	(1,246)	286,495

	$315,476	$1,112,918

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
rVue advertising revenue	$111,268	$18,313	$357,597	$46,142
Network	35,925	95,925	130,075	307,019
	147,193	114,238	487,672	353,161
Costs and expenses
Cost of revenue	77,266	22,300	262,792	93,560
Selling, general and administrative expenses	332,337	509,510	2,057,050	1,965,648
Depreciation and amortization	6,332	126,979	29,879	422,668
Interest income	(21)	(93)	(335)	(263)
Interest expense	-	385,889	-	1,033,716
Change in fair value of derivative	-	223,826	-	(229,182)
Loss on early extinguishment of debt	-	635,172	-	652,628
	415,914	1,903,583	2,349,386	3,938,775
Loss before provision for income taxes	(268,721)	(1,789,345)	(1,861,714)	(3,585,614)
Provision for income taxes	-	-	-	-
Net loss	$(268,721)	$(1,789,345)	$(1,861,714)	$(3,585,614)
Net loss per common share - basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.08)
Shares used in computing net loss per share:
Basic and diluted	116,675,425	51,961,478	113,715,678	42,602,124

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	-	-	100,691,954	$100,692	$9,802,786	$(9,616,983)	$286,495

Common stock issued for compensation and services	-	-	6,686,666	$6,687	$1,049,786	-	$1,056,473

Common stock issued	-	-	10,000,000	$10,000	$507,500	-	$517,500

Net loss	-	-	-	-	-	(1,861,714)	$(1,861,714)

Balance, September 30, 2013	-	$-	117,378,620	$117,379	$11,360,072	$(11,478,697)	$(1,246)

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(1,861,714)	$(3,585,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,879	422,668
Stock-based compensation expense	754,723	23,602
Common stock issued for services	118,333	50,947
Convertible loan interest	-	1,033,716
Change in fair value of derivative instruments	-	(229,182)
Loss on early extinguishment of debt	-	652,628
Changes in operating assets and liabilities:
Accounts receivable	11,491	52,800
Prepaid expenses	35,962	118,462
Accounts payable	(52,699)	(81,538)
Accrued expenses	(72,585)	15,333

Cash used in operating activities	(1,036,610)	(1,526,177)
Investing activities

Payments for property, equipment and software development	(59,402)	(157,572)
Change in deposits	11,310	-
Cash used in investing activities	(48,092)	(157,572)
Financing activities
Proceeds from convertible notes	-	1,435,000
Proceeds from the issuance of common stock	316,500	1,200,000

Cash provided by financing activities	316,500	2,635,000
Increase (decrease) in cash and cash equivalents	(768,202)	951,251
Cash and cash equivalents, beginning of period	848,174	19,917
Cash and cash equivalents, end of period	$79,972	$971,168

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

The unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $11,478,697 at September 30, 2013. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and nine months ended September 30, 2013 and 2012, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and nine months ended September 30, 2013 and 2012 since this would have an anti-dilutive effect.  Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the options and warrants.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(268,721)	$(1,789,345)	$(1,861,714)	$(3,585,614)

Denominator:
Weighted-average shares outstanding	116,675,425	51,961,478	113,715,678	42,602,124
Effect of dilutive securities	-	-	-	-
Weighted-average diluted shares	116,675,425	51,961,478	113,715,678	42,602,124
Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.08)

Note 4 – Financial Instruments

Cash and cash equivalents

The following table summarizes the fair value of the Company’s cash and cash equivalents as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Cash	$33,885	$17,193
Cash equivalents - money market funds	46,087	830,981

Total cash and cash equivalents	$79,972	$848,174

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from one of our customers accounted for 94.3% of total accounts receivable at September 30, 2013, and accounts receivable from one of our customers accounted for 85.5% of total accounts receivable at December 31, 2012. We had no allowance for doubtful accounts at either September 30, 2013 or at December 31, 2012.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013
Assets:

Cash equivalents - money market funds	$46,087	$-	$-	$46,087

December 31, 2012
Assets:

Cash equivalents - money market funds	$830,981	$-	$-	$830,981

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets. The Company had no Level 2 and Level 3 assets or liabilities at September 30, 2013 and December 31, 2012.

The Company had level 3 derivative liabilities at September 30, 2012 as a result of a conversion feature contained in a Promissory Note Agreement, as well as related stock warrants. These transactions are more fully described in Note 9 of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three month period ended September 30, 2012:

Balance, July 1, 2012	$483,700
Issuances	53,900
Settlements	(761,426)
Realized and unrealized (gains) losses included in earnings	223,826
Balance at September 30, 2012	-

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine month period ended September 30, 2012:

Balance, January 1, 2012	$100,900
Issuances	1,336,127
Settlements	(1,207,845)
Realized and unrealized (gains) losses included in earnings	(229,182)
Balance at September 30, 2012	-

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2013 and December 31, 2012:

Prepaid expenses	September 30, 2013	December 31, 2012
Insurance	$8,347	$16,978
Licenses and subscriptions	4,375	13,332
Prepaid rent	2,405	12,964
Services	-	12,500
Other	5,291	606
	$20,418	$56,380

	Estimated Useful Lives	September 30,	December 31,
Property and Equipment	(Years)	2013	2012
Computers and software	2 - 5	$91,083	$86,977
Furniture and equipment	3	22,977	22,573
Gross property and equipment		114,060	109,550
Less accumulated depreciation		(110,249)	(101,002)
Net property and equipment		$3,811	$8,548

Depreciation expense was $9,247 and $28,598 for the nine months ended September 30, 2013 and 2012, respectively.

	Estimated Useful Lives	September 30,	December 31,
Software Development Costs	(Months)	2013	2012
Software development costs	18	$1,116,415	$1,061,522
Less accumulated amortization		(1,058,923)	(1,038,290)
Net software development costs		$57,492	$23,232

Amortization expense was $20,633 and $ 339,696 for the nine months ended September 30, 2013 and 2012, respectively. Additionally the Company recognized nil and $54,374 of loan cost amortization in the nine-months ended September 30, 2013 and 2012, respectively.

Accrued Expenses	September 30, 2013	December 31, 2012
Investor relations fees	$-	$5,600
Personnel costs	16,523	52,191
Directors fees	22,725	144,667
Professional fees	114,225	69,724
Deferred rent	-	8,682
Network costs	22,852	44,209
Other	26,521	37,275
Consulting fees	-	27,500

	$202,846	$389,848

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Income Taxes

There is no income tax benefit for the losses for the three and nine-month period ended September 30, 2013 and 2012, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2012, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended September 30, 2013. We did not recognize any interest or penalties during 2012 related to unrecognized tax benefits, or through the period ended September 30, 2013.

Note 8 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the nine month period ended September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2012	2,326,667	$0.24	7.80	-
Options granted	1,056,000	0.14
Options exercised	-	-
Options forfeited	(1,056,667)	$0.23
Balance at September 30, 2013	2,326,000	$0.20	8.35	$-
Exercisable at September 30, 2013	1,270,000	$0.25	7.34	$-
Expected to vest after September 30, 2013	1,056,000	$0.14	10.00	$-

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

We granted 1,056,000 options during the nine-month period ended September 30, 2013 resulting in stock compensation expense of $6,723 for the nine months ended September 30, 2013. As of September 30, 2013, there was approximately $114,000 of total unrecognized compensation cost related to these stock options. This cost is expected to be recognized over a period of 3 years.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 29, 2013, the Board approved payment of 4.4 million shares to Michael Mullarkey, a director at the time, as compensation for serving as CEO and CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The objectives were deemed to be accomplished and the resulting expense of $748,000 was recorded during the three months ended March 31, 2013.

The Company issued an aggregate of 1,066,667 shares to officers and directors in lieu of cash compensation resulting in additional director fee expense of $78,333 during the nine months ended September 30, 2013. In addition, the Company issued an aggregate of 1,220,000 shares to consultants for services performed resulting in additional consulting fees of $73,000 during the nine months ended September 30, 2013.

The Company entered into an employment agreement with Mark Pacchini, our CEO, on July 1, 2013. The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue goals are achieved in a twelve month period. As of September 30, 2013 it did not appear probable that any of the required goals in the agreement will be achieved. As a result, there was no stock based compensation expense recognized related to this agreement. The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

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

On October 4, 2013 we moved our corporate headquarters to Elmhurst, IL, where we occupy approximately 2,353 square feet of office space. The Company entered into a two year lease for this location at approximately $3,100 a month that expires in September 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

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

Note 10 - Related Party Transactions and Certain Other Transactions

In March 2011, we entered into a Consulting/Services Agreement to facilitate the marketing and promotion of direct TV advertised products with Acorn, an entity that is wholly owned by Robert Roche, a stockholder and director of ours who beneficially owns approximately 35% of our outstanding shares of common stock as of September 30, 2013. We did not record any significant revenue under this contract in either of the nine-month periods ended September 30, 2013 or 2012.

We paid consulting fees of $48,000 during the year ended December 31, 2012 to a consultant who was appointed by our board of directors.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In January 2012, in connection with the sale of the promissory notes , we agreed to reimburse an investor (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our common stock to the Lead Investor as payment. Robert Roche, who is the sole stockholder of Acorn, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. Mr. Roche disclaims any beneficial ownership of securities held by the Lead Investor as he does not have voting or dispositive powers over such securities. In addition another one of our directors is a minority member of the Lead Investor.

Note 11 – Supplemental Non-Cash Information

During the nine months ended September 30, 2013, the Company issued 700,000 shares of common stock and 450,000 warrants to purchase common stock for fees associated with the equity raised in 2013. Also, the Company issued 500,000 shares of common stock to the former CEO of the Company for consulting services he performed subsequent to leaving the Company. Additionally, in 2013, the Company reversed the accrued director fees balance of $81,667 upon the issuance of shares to officers and directors in lieu of cash compensation.

During the nine months ended September 30, 2012, the Company modified the warrants resulting in a reclassification of the derivative warrant liability to equity totaling $446,419. Additionally during the nine months ended September 30, 2012, the Company paid debt issuance costs of $95,000 by issuing 475,000 shares of its common stock.

Note 12 – Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing. On October 31, 2013, the Company amended and restated its articles of incorporation to increase the number of its authorized shares of common stock from 140,000,000 shares to 240,000,000 shares.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at www.rvue.com  when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov . The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

As of September 30, 2013, over 200 networks comprising approximately 900,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012:

Our unaudited results of operations for the three-month periods ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended
	September 30,
	2013	2012
Revenue
rVue advertising revenue	$111,268	$18,313
Network	35,925	95,925
	147,193	114,238
Costs and expenses
Cost of revenue	77,266	22,300
Selling, general and administrative expenses	332,337	509,510
Depreciation and amortization	6,332	126,979
Interest income	(21)	(93)
Interest expense	-	385,889
Change in fair value of derivative	-	223,826
Loss on early extinguishment of debt		635,172
	415,914	1,903,583
Loss before provision for income taxes	(268,721)	(1,789,345)
Provision for income taxes	-	-
Net loss	$(268,721)	$(1,789,345)
Net loss per common share - basic and diluted	$(0.00)	$(0.03)
Shares used in computing net loss per share:
Basic and diluted	116,675,425	51,961,478

Revenue

Revenue was $147,193 for the three-month period ended September 30, 2013 compared to $114,238 for the three-month period ended September 30, 2012, a $32,955 increase, or 28.8%. We earned revenue as follows:

	Three Months ended
	September 30,
Revenue Category	2013	2012	$ Change	% Change
rVue advertising revenue – Core fees	$111,268	$18,313	$92,955	507.5%
Network revenue – Non-core fees	35,925	95,925	(60,000)	(62.5)%
Total revenue	$147,193	$114,238	$32,955	28.8%

rVue advertising revenue – Core fees

rVue advertising revenue were $111,268 for the three-month period ended September 30, 2013, a $92,955 improvement over the $18,313 rVue advertising revenue for the three-month period ended September 30, 2012. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2013 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2013 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network – Non-core fees

Network revenue was $35,925 for the three-month period ended September 30, 2013, a $60,000, or 62.5%, decrease compared to the $95,925 for the three-month period ended September 30, 2012. We earned fixed monthly fees of $11,975 from one client. We expect to continue to receive revenue from these services to this client through November 2013 and are negotiating a new monthly contract amount for December and the 2014 calendar year, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $77,266 for the three-month period ended September 30, 2013 compared to $22,300 for the three-month period ended September 30, 2012, a $54,966 increase, or 246.4%, and was comprised of:

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Compensation and temporary labor	$1,206	$2,804	$(1,598)	(56.9)%
Stock-based compensation expense	-	598	(598)	(100.0)%
Network services	120	1,299	(1,179)	(90.7)%
rVue operations	75,940	17,599	58,341	331.5%
Total	$77,266	$22,300	$54,966	246.4%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $332,337 for the three-month period ended September 30, 2013, compared to $509,510 for the three-month period ended September 30, 2012, a $177,173 decrease, or 34.8%. Changes by major component of SG&A are:

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$114,599	$232,965	$(118,366)	(50.8)%
Stock-based compensation expense	6,723	1,003	5,720	570.3%
Facility expense	10,300	42,056	(31,756)	(75.5)%
Communications expense	22,357	22,332	25.1%
Travel expense	4,260	830	3,430	413.3%
Advertising and marketing expense	3,260	4,053	(793)	(19.6)%
Investor relations and investment banking fees	576	3,380	(2,804)	(83.0)%
Professional and consulting fees	145,235	173,031	(27,796)	(16.1)%
Office support and supply expense	25,027	29,960	(4,933)	(16.4)%
Total	$332,337	$509,510	$(177,173)	(34.8)%

Compensation and benefits decreased $118,366, or 50.8% for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. This change was due to a $26,248 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $134,337 and a reduction in payroll taxes of $12,496, a reduction in benefits of $7,902, a reduction of payroll administrative expenses of $1,561 due to staff reductions that were implemented in the three months ended September 30, 2013, and a net $11,682 increase in the vacation accrual for recent staff additions.

Stock-based compensation expense varies depending on the term over which the options vest. Options that were granted in 2010, and 2011 have now vested and were fully expensed in 2012.  Options granted in August of 2013 have only been partially expensed resulting in a lower expense in the three-month period ended September 30, 2013 compared to the expense for the three-month period ended September 30, 2012.

Advertising and marketing expense decreased by $793, or 19.6%, in the three-month period ended September 30, 2013, when compared to the three-month period ended September 30, 2012.

Investor relations and investment banking fees for the three-month period ended September 30, 2013 decreased $2,804, or 83.0%, when compared to the three-month period ended September 30, 2012. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the three-month period ended September 30, 2013 were down $27,796, or 16.1%, compared to the three-month period ended September 30, 2012. Consulting fees were down $84,600 due to a consulting agreement with the former CEO of the Company expiring on June 30, 2013, legal fees were up $22,631, fees related to SEC filings were up $14,605, and accounting and other fees were up by $19,568.

Depreciation and amortization

Depreciation and amortization was $6,332 for the three-month period ended September 30, 2013 compared to $126,979 for the three-month period ended September 30, 2012, a $120,647 decline, or 95%. For the three-month period ended September 30, 2013, the large decrease in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with minimal additions since December 31, 2011.

Interest income

Interest income was $21 for the three-month period ended September 30, 2013 compared to $93 for the three-month period ended September 30, 2012, a $72 decrease, or 77.4%. Interest income is a function of cash on hand.

Interest expense

	Three Months Ended
	September 30,
	2013	2012
Interest on convertible notes	$-	$19,833
Original issue discount	-	366,056
	$-	$385,889

We issued promissory notes in November 2011 and additional promissory notes in January and May 2012. The interest on these notes accrued at 6% per annum and totaled $19,833 for the three-month period ended September 30, 2012. The original issue discount represented the amortization of the initial value of the embedded derivative components of the notes.  These notes were converted into shares of our common stock on September 10, 2012.

Change in fair value of derivative instruments

The decrease in the fair value of the derivative liability and the Series C Warrants at September 30, 2012 resulted in us recognizing an unrealized loss during the three-month period ended September 30, 2012 of $223,826.

Nine Months Ended September 30, 2013 and 2012:

Our unaudited results of operations for the nine-month periods ended September 30, 2013 and 2012 were as follows:

	For the Nine Months Ended
	September 30
	2013	2012
Revenue

rVue advertising revenue	$357,597	$46,142
Network	130,075	307,019
	487,672	353,161
Costs and expenses
Cost of revenue	262,792	93,560
Selling, general and administrative expenses	2,057,050	1,965,648
Depreciation and amortization	29,879	422,668
Interest income	(335)	(263)
Interest expense	-	1,033,716
Change in fair value of derivative	-	(229,182)
Loss on early extinguishment of debt	-	652,628

	2,349,386	3,938,775

Loss before provision for income taxes	(1,861,714)	(3,585,614)
Provision for income taxes	-	-

Net loss	$(1,861,714)	$(3,585,614)

Net loss per common share - basic and diluted	$(0.02)	$(0.08)
Shares used in computing net loss per share:

Basic and diluted	113,715,678	42,602,124

Revenue

Revenue was $487,672 for the nine-month period ended September 30, 2013 compared to $353,161 for the nine-month period ended September 30, 2012, a $134,511 increase, or 38.1%. We earned revenue as follows:

	Nine Months Ended
	September 30,
Revenue Category	2013	2012	$ Change	% Change

rVue advertising revenue – Core fees	$357,597	$46,142	$311,455	675.0%
Network Revenue – Non Core Fees	130,075	307,019	(176,944)	(57.6)%
Total Revenue	$487,672	$353,161	$134,511	38.1%

rVue advertising revenue – Core fees

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

rVue fees were $357,597 for the nine-month period ended September 30, 2013, a $311,455 or 675.0% improvement over the $46,142 rVue fees for the nine-month period ended September 30, 2012. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2013 and beyond from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2013 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

Network revenue was $130,075 for the nine-month period ended September 30, 2013, a $176,944, or 57.6%, decrease compared to the $307,019 for the nine-month period ended September 30, 2012. We earned fixed monthly fees of $11,975 from one client and fees from special projects from one client. We expect to continue to receive revenue from these services to this client for the remainder of 2013, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $262,792 for the nine-month period ended September 30, 2013 compared to $93,560 for the nine-month period ended September 30, 2012, a $169,232 increase, or 180.9%, and was comprised of:

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$3,536	$48,362	$(44,826)	(92.7)%
Stock-based compensation expense	-	1,487	(1,487)	(100.0)%
Network services	500	7,851	(7,351)	(93.6)%
rVue operations	258,756	35,860	222,896	621.6%
Total	$262,792	$93,560	$169,232	180.9%

The increase in cost of revenue is attributable to a $134,511 increase in sales compared to September 30, 2012, and the change in revenue category mix. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations. The substantial decrease in compensation and benefits is due to head count reduction for the non-core related services.

Selling, general and administrative expenses

SG&A were $2,057,050 for the nine-month period ended September 30, 2013, compared to $1,965,648 for the nine-month period ended September 30, 2012, a $91,402 increase, or 4.6%. Changes by major component of SG&A are:

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$395,818	$1,047,937	$(652,119)	(62.2)%
Stock-based compensation expense	754,723	22,115	732,608	331.3%
Facility expense	78,214	129,018	(50,804)	(39.4)%
Communications expense	81,499	65,428	16,071	24.6%
Travel expense	47,267	38,775	8,492	21.9%
Advertising and marketing expense	78,071	31,373	46,698	148.8%
Investor relations and investment banking fees	1,836	134,289	(132,453)	(98.6)%
Professional and consulting fees	538,028	409,863	128,165	31.3%
Office support and supply expense	81,594	86,850	(5,256)	(6.0)%
Total	$2,057,050	$1,965,648	$91,402	4.6%

Compensation and benefits decreased $652,119, or 62.2% for the nine-months ended September 30, 2013 when compared to the nine-months ended September 30, 2012. This change was due to a $104,211 reduction in the amount of payroll costs being capitalized for software development, a reduction in payroll of $630,498 due to staff reductions that were implemented in the nine-months ended September 30, 2013, a $1,019 increase in the vacation accrual for recent staff increase, a $59,702 reduction in benefit costs due to staff reductions and a reduction of payroll tax expense of $52,559 and a reduction in payroll administrative costs of $14,590 due to lower payroll costs.

Stock-based compensation expense increased $732,608 or 331.3%, in the nine-month period ended September 30, 2013, when compared to the nine-month period ended September 30, 2012. $748,000 of the 2013 stock based compensation relates to a board approved one time, performance based payment to a former director who served as the interim CEO and CFO for approximately one year, and the remainder of the 2013 expense relates to options granted in August of 2013. Options that were granted in 2010 and 2011 have now vested and were fully expensed in 2012.

Advertising and marketing expense increased by $46,698 or 148.8%, in the nine-month period ended September 30, 2013, when compared to the nine-month period ended September 30, 2012. This increase is a result of rVue’s investment in new product development.

Investor relations and investment banking fees for the nine-month period ended September 30, 2013 decreased $132,453, or 98.6%, when compared to the nine-month period ended September 30, 2012. The Company ended its agreement with its investor relations representative to reduce its operating costs.

Professional and consulting fees for the nine-month period ended September 30, 2013 increased $128,165, or 31.3%, compared to the nine-month period ended September 30, 2012. Consulting fees increased approximately $70,489 due to consulting fees paid to former CEO Jason Kates, as prescribed in his separation agreement, legal fees decreased $5,961, fees related to SEC filings increased $16,082 and directors’ fees increased $46,235 due to stock issued to the former CEO, while accounting and other fees increased $1,320.

Depreciation and amortization

Depreciation was $9,247 for the nine-month period ended September 30, 2013 compared to $28,598 for the nine-month period ended September 30, 2012, a $19,351 decline, or 67.7%. For the nine-month period ended September 30, 2013, amortization expense for software development was $20,632, compared to $339,696 for the nine-month period ended September 30, 2012, a $319,064 decline, or 93.9%. The large decrease in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with minimal additions since December 31, 2011. Additionally the Company recognized nil and $54,374 of loan cost amortization in the nine-months ended September 30, 2013 and 2012, respectively.

Interest income

Interest income was $335 for the nine-month period ended September 30, 2013 compared to $263 for the nine-month period ended September 30, 2012, an $72 increase, or 27.4%. Interest income is a function of cash on hand.

Interest expense

	Nine Months Ended
	September 30,
	2013	2012
Interest on convertible notes	$-	$54,935
Original issue discount	-	978,781
	$-	$1,033,716

We issued promissory notes in November 2011 and additional promissory notes in January and May 2012. The interest on these notes accrued at 6% per annum and totaled $54,935 for the nine-month period ended September 30, 2012. The original issue discount represents the amortization of the initial value of the embedded derivative components of the notes.  These notes were converted into shares of our common stock on September 10, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents totaling $79,972. Since our inception, we have incurred net losses, and at September 30, 2013, we had an accumulated deficit of $11,478,697 and total stockholders’ deficit of $1,246. We expect to continue to incur losses the remainder of fiscal 2013. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at September 30, 2013. We have budgeted capital expenditures of approximately $90,000 for fiscal 2013, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the nine-month periods ended September 30, 2013 and 2012. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,036,610 for the nine-month period ended September 30, 2013 compared to $1,526,177 for the nine-month period ended September 30, 2012. In the nine-month period ended September 30, 2013, cash was used to fund a net loss of $1,861,714, reduced by depreciation and amortization of $29,879, stock-based compensation expense of $754,723, common stock issued for services valued at $118,333, and changes in operating assets and liabilities totaling $77,831.

In the nine-month period ended September 30, 2012, cash was used to fund a net loss of $3,585,614, reduced by depreciation and amortization of $422,668, stock-based compensation expense of $23,602, common stock issued for services valued at $50,947, convertible loan interest of $1,033,716, a net gain in fair value of derivative instruments of $229,182, loss on early extinguishment of debt of $652,628 and changes in operating assets and liabilities totaling $105,057.

Cash used in investing activities

Net cash used in investing activities totaled $48,092 for the nine-month period ended September 30, 2013 compared to $157,572 of net cash used in investing activities in the nine-month period ended September 30, 2012. In the nine-month period ended September 30, 2013, cash used in investing activities consisted of $4,510 for fixed asset purchases, $54,892 for software development costs and a decrease in deposits of $11,310. In the nine-month period ended September 30, 2012, cash used in investing activities consisted of $157,572 for software development costs.

Cash from financing activities

Net cash provided by financing activities totaled $316,500 for the nine-month period ended September 30, 2013 which were the proceeds from the sale of common stock. For the nine-month period ended September 30, 2012, net cash provided by financing activities totaled $2,635,000 and were the proceeds from the sale of $1,435,000 of convertible notes and issuance of common stock valued at $1,200,000.

Financial condition

As of September 30, 2013, we had a working capital deficit of $64,749, an accumulated deficit of $11,478,697 and total stockholders’ deficit of $1,296, compared to a working capital surplus of $241,205, an accumulated deficit of $9,616,983 and total stockholders’ equity of $286,495 at December 31, 2012.

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

At December 31, 2012 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, management will review projected near term losses against cash on hand and consider raising capital if required.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second half of 2012 and first three quarters of 2013, several management positions within the Company had experienced transitions. This led to a lack of timely filing of certain of the Company’s required filings with the SEC. Current management has corrected those shortfalls and returned the Company to a current filing status with the SEC.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2013 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Mine Safety Disclosures.

Not applicable.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

(a)    Index to Exhibits

Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS ***	XBRL Instance Document
EX-101.SCH ***	XBRL Taxonomy Extension Schema Document
EX-101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**  Furnished herewith.
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc.
(Registrant)

Date: November 12, 2013	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS ***	XBRL Instance Document
EX-101.SCH ***	XBRL Taxonomy Extension Schema Document
EX-101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**  Furnished herewith.
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

