Form 10-K
period 2013-12-31
RVUE HOLDINGS, INC.
filed 2014-03-20
CIK 1455206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________
Commission file number: 000-54348

RVUE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-3461079
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

275 N. York Road, Suite 201, Elmhurst, IL 60126
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
☐ Yes    ☒ No
 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second quarter (2013) was approximately $11,677,670 (50,772,478 x $.23). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

 As of March 20, 2014 there were 135,603,618 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our principal executive offices are located at 275 N. York Road, Suite 201, Elmhurst, IL 60126, and our telephone number is 855-261-8370.

Our Business

Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute campaigns on behalf of advertising clients or their agencies. For the year ended December 31, 2013, we had revenue of $674,406 from the rVue platform (approximately $166,000 in non core revenue and approximately $508,406 in core revenue).

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

We provide network services and receive fees under contract or on a monthly basis, from a large advertiser. We also provide monitoring and troubleshooting services on a 24/7 basis to a large advertiser for a private display network that they own under a contract for which we receive $11,975 per month. We expect to continue to receive revenue from these services to a large advertiser for $10,250 per month through 2014, but consider this non-core revenue. The primary forward strategy of our business is to earn transaction fees and margin from rVue technology and strategic media services, as discussed elsewhere herein.

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

As of December 31, 2013, approximately 190 networks comprising approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Under a contractual arrangement with a large advertiser we provide technical services on a monthly basis for a fixed monthly payment resulting in total monthly revenue of approximately $10,000. Under these arrangements, we provide technical services, including network monitoring, troubleshooting and maintenance, among other services. See the Revenue section for more information.

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

Our Approach

rVue allows advertisers to select as many or as few of the DOOH screens that are available through rVue when creating media plans and advertising campaigns. Offers can then be submitted to each of those networks and we negotiate the final campaign price. Networks may accept, reject or counter offer. We act as a principal to purchase advertising on behalf of a client who issues a purchase order for the strategic media services we provide. We contract in our name with the networks to purchase the necessary space and time to execute the campaign. We assume the full financial risk of the campaign and are liable to the networks for the cost of network space and time.

Customers and Market

A DOOH network is an accumulation of Out Of Home digital displays. rVue does not own any DOOH networks, but provides a DSP that connects advertisers with networks. rVue’s customers are the advertisers who advertise on the DOOH displays. As an internet based DSP for DOOH, rVue is a platform that intelligently connects the advertiser to these third-party networks providing an opportunity for displays and messages to be delivered to these screens and billboards. Since each display device possesses a unique addressable Internet Protocol (“IP”) address, information can be directed from advertisers, across our platform, to a single screen or a group of screens that are owned by one, or many, networks, and information such as frequency, location and timing of displayed advertisements can be fed back across our platform to advertisers.

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

Advertisers and Agencies

rVue provides one central conduit for advertiser and agency DOOH needs. Once an advertiser or agency has determined the specific market they wish to target, rVue simplifies the complexities of a media buy. Using rVue's web-based interface, a “campaign” is created in six simple steps: (i) enter the campaign details; (ii) enter their target locations by media market, address, single point or multi-point location search; (iii) pick the desired demographics/audience; (iv) select the environment type; (v) create the offers, insertion orders and flight schedules; and (vi) submit the offers to the selected networks and negotiate acceptance with each network. Once a campaign is accepted and is ready to commence, the advertiser’s video content is uploaded to rVue's servers via the Internet. We review the uploaded content to ensure quality control and then deploy the content to the networks. Once the advertisement is running, participating advertisers and agencies have access to reporting tools through the rVue website. rVue's progress reports provide analytics and proof of playback, so every broadcast is accounted for.

Networks

rVue is an IP-based DSP that connects to a network's digital signage to promote its business and sell advertising to outside companies. Affiliated networks have a network profile including specific information about their networks, which may or may not be verified or audited by one of the leading media and market research firms such as Nielsen Media Research or Arbitron, covering locations, number of screens, type of technology, demographics (e.g., age and sex of the audience) and the nature of the environment (e.g. retail, sports event, movie theater, etc.) and as advertisers enter campaigns and submit bids each selected network will be offered the opportunity to accept, reject or counter-offer some or all of the advertiser’s offer.

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

Revenue

Total revenue for the years ended December 31, 2013 and 2012 was $674,406 and $602,363 respectively.

Please note, rVue earns revenue from transactions executed through the rVue platform considered-core fees, and from network services fees considered – non-core fees.

rVue Revenue – Core fees

We generate advertising revenue from advertisers who engage us to execute campaigns through managed services. We act as a principal to purchase advertising on behalf of a client who issues a purchase order for the strategic media services we provide. We contract in our name with the networks to purchase the necessary space and time to execute the campaign. We assume the full financial risk of the campaign and are liable to the networks for the cost of network space and time.

This is the focus of our business. rVue revenue for the years ended December 31, 2013 and 2012 was $508,406 and $197,444, respectively. We believe that, as the rVue platform gains traction among advertisers and agencies, we may generate additional revenue in 2014 and beyond. However, there is no assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

We provide network services and receive fees, either under contract or on a monthly basis, to a large advertiser, which is more fully described below. Network revenue for the years ended December 31, 2013 and 2012 was $166,000 and $404,919, respectively.

We assist a large advertiser with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. We expect to continue to receive revenue for these services of $10,500 per month from a large advertiser through 2014, but we do not intend to pursue new network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed above.

Competition

We face competition from traditional media and advertising, as well as other aggregators of DOOH networks. Aggregators, such as Vistar, database operators such as Domedia, ad networks such as Vukunet, and network operators, such as Gas Station TV, Captivate and Zoom, each of whom maintains internal sales forces and negotiates directly with advertisers, as well as other brokers and agencies who contract directly with individual DOOH networks, also compete with us. In addition, advertisers may seek out networks, which maintain internal sales forces and purchase or place ad content with them directly.

We distinguish our product line from our competitors' offerings by being a "one-stop shopping" source for our customers. Many competitors in our markets offer a far narrower choice of network operators than we offer. For example, some competitors resell only 20-30 networks, while we offer access to nearly 180 networks. We have developed an API to connect our technology to participating network operators, so that our network information for client’s is as current as possible. We strive to meet every customer's needs at every level and partner with them across product lines and extensions.

Patents, Trademarks, and Licenses

Our policy is to be globally compliant with intellectual property rights. Advertisers and agencies are contractually obligated to advise us when they upload content for airing on networks via rVue for which they do not hold distribution rights. We rely on our advertisers to ensure that the content that they upload to us does not infringe on the intellectual property rights of others. We expect to pursue new intellectual property protection in 2014.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://ir.stockpr.com/rvue/sec-filings when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov . The contents of these websites are not incorporated into this filing or any registration statement that incorporates this Form 10-K by reference. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Employees

As of December 31, 2013, we employed 9 full time employees. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We may need additional capital to fund ongoing operations or unforeseen circumstances.  If such capital is not available to us, our business, operating results and financial condition may be harmed.

At December 31, 2013, we had $844,589 of cash on hand and working capital of $709,933. Our limited operating history makes it difficult to accurately forecast revenues, cash flow and cash requirements. If we are unsuccessful in raising additional capital to meet our obligations as they come due, we will have to further reduce our overhead expenses by the reduction of headcount and other available measures.

We have a limited operating history, incurred losses and past performance is no guarantee of future performance.

We incurred net losses of $2,129,860 and $3,839,398 for the years ended December 31, 2013 and 2012, respectively. There can be no assurance that our business will be profitable in the future and that losses and negative cash flows from operations will not continue to be incurred. If these situations occur in the future, it could have a material adverse affect on our financial condition.

rVue’s success is contingent on retaining senior management and our business may be adversely affected if we cannot retain them.

After years of significant losses, our board of directors made a decision to dismiss senior management in 2012 and hire new senior management which specializes in the advertising industry and has technical knowledge and/or industry relationships. We have an employment agreement with our Chief Executive Officer, Mr. Pacchini. We do not have key-man life insurance covering any of our employees.

If we fail to increase the number of our advertising clients or participating DOOH networks and if we fail to retain those clients, our revenues and our business will be harmed.

Our business plan is to derive a substantial portion of our revenue from advertisers participating in rVue and willing to offer to display their commercials on our participating DOOH networks.  We launched rVue in September 2009 and in the year ended December 31, 2013 we had started to build a base business with several clients.  Our growth depends in large part on increasing the number of our advertising clients and participating DOOH networks.  Our customers may decide not to continue to use our solutions in favor of other means of placing advertising or because of budgetary constraints or other reasons.

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

Unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of a continuing recession, increases in the rates of default and bankruptcy, may lead our customers to cease doing business with us or to reduce or delay that business or their payments to us, and our results of operations and financial condition could be adversely affected by these actions.  These challenging economic conditions also may result in:

·	increased competition for less advertising;
·	pricing pressure that may adversely affect revenue;
·	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; and/or
·	customer financial difficulty and increased risk of doubtful accounts receivable.

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

While our marketing efforts do not currently involve significant expenditures, we expect that we will invest more heavily in direct marketing or online or traditional advertising in 2014 and beyond.  If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

Misappropriation of our proprietary software and technology could materially affect our competitive position.

We believe our proprietary software and technology is central to our success and competitive position.  Pending the findings from a comprehensive intellectual property review initiated in 2013, we will be seeking intellectual property protection for some of our proprietary software and technology.  If we are unable to protect our proprietary software and technology against unauthorized use by others, or are unable to obtain requisite patents, our competitive position would be materially adversely affected.

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

Our systems and operations are vulnerable to damage or interruption from hurricanes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events.  For example, a significant natural disaster, such as a hurricane, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur.   In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our customers' businesses or the economy as a whole.  Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data.  We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur.  As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers' businesses, which could have an adverse affect on our business, operating results and financial condition.

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

Our future net profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers.  Internet use may not continue to develop at historical rates, and our customers may not continue to use the Internet and other online services as a medium for commerce.  In addition, the Internet may not be accepted as a viable long-term marketplace or resource for a number of reasons, including:

·	actual or perceived lack of security of information or privacy protection;
·	possible disruptions, computer viruses or other damage to Internet servers or to users' computers; and
·	excessive governmental regulation.

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

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

·	changes in our industry;
·	competitive pricing pressures;
·	our ability to obtain future working capital financing, if required;
·	additions or departures of key personnel;
·	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;
·	sales of our Common Stock;
·	our ability to execute our business plan;
·	operating results that fall below expectations;
·	loss of any strategic relationship;
·	regulatory developments;
·	economic and other external factors;
·	period-to-period fluctuations in our financial results; and
·	our inability to develop or acquire new or needed technology.

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

To date there has been an illiquid trading market for our Common Stock.  We cannot predict how liquid the market for our Common Stock might become.  Our Common Stock is quoted for trading on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board").  The trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility if we are not able to uplist our securities to a national exchange.

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

Our directors and executive officers own or control a significant percentage of the Common Stock of the Company.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our Common Stock.  The interests of such persons may differ from the interests of our other stockholders.   As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

·	to elect or defeat the election of our directors;
·	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
·	to effect or prevent a transaction, sale of assets or other corporate transaction; and
·	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our Common Stock.

If the price per share of our Common Stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of December 31, 2013, we had (i) outstanding options to purchase 2,640,000 shares of our Common Stock at a weighted average exercise price of $.17 per share, and (ii) outstanding warrants to purchase 14,432,661 shares of our Common Stock at a weighted average exercise price of $.69 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock and result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are now located in Elmhurst, IL, where we occupy approximately 2,700 square feet of office space under a lease that expires on September 30, 2015, at a rate of approximately $3,100 a month through September 30, 2014 and then $3,193 a month thru September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities. We also previously occupied space in Fort Lauderdale, FL (where part of our key technology group resides) under a lease that expired on June 30, 2013 at a monthly base rent of $6,341.  On July 1, 2013 we moved to a smaller space in Fort Lauderdale – approximately 600 square feet – which we leased at a rate of approximately $2,200 per month.  On November 1, 2013 we moved to a smaller space consisting of approximately 140 square feet– which we leased at a rate of approximately $1,300 a month.  By mid-2014 we intend to move our Fort Lauderdale operations into a less expensive leased space.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On September 12, 2012, Casville Investments, Ltd., MBC Investment, SA and Watkins International Ltd., individually and derivatively on behalf of Argo commenced an action in United States District Court, Southern District of New York, against Jason M. Kates, Richard J. Sullivan, and David A. Loppert, as well as World Capital Markets, Inc., Solutions, Inc., rVue Holdings, Inc. and John Doe’s 1-20. Plaintiffs, who are purported shareholders of Argo, asserted various claims against the defendants, including rVue.  On July 8, 2013, the U.S. District Court, Southern District of New York entered its order transferring the case to the U.S. District Court, Southern District of Florida, under case no.: 13-61596-CIV-DIMITROULEAS.  In the interim, the parties reached an agreement which, if approved by the Court, will fully resolve the case.  Plaintiff’s counsel filed the motion to approve settlement on January 15, 2014 and the Court preliminarily approved the settlement.  The final settlement hearing is scheduled for April 4, 2014.  The final settlement, if accepted, would require rVue to pay $20,000 and issue 190,000 shares of Common Stock.  At all times, rVue has maintained that the claims asserted against it are without merit, however, the results of legal proceedings cannot be predicted with certainty. Accordingly, if the settlement is not approved and rVue fails to prevail in the litigation, the operating results of a particular reporting period could be materially adversely affected.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17 th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our Common Stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

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

	Fourth	Third	Second
	Quarter	Quarter	Quarter	First Quarter

Fiscal 2013 price range per common share	$.20 - $.09	$.23 - $.11	$.29 - $.15	$.19 - $.07

Fiscal 2012 price range per common share	$.15 - $.03	$.22 - $.07	$.33 - $.16	$.33 - $.20
___________
The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2013 was $.10 and on March 4, 2014 the last reported sales price was $.08.

Holders

According to the records of our transfer agent, as of December 31, 2013, there were 67 holders of record of our Common Stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2013:

Equity Compensation Plan Information
Number of
securities
	Number of		available for
	Securities		future issuance
	to be issued	Weighted-average	under equity
	upon exercise	exercise price of	compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,640,000	$ ..17	5,360,000
Equity compensation plans not approved by security holders	-	$-	-
Total	2,640,000	$ ..17	5,360,000

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

We have not sold any unregistered securities, which sales were not previously disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2013.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in Item 1A in this report.

Overview

Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue, Inc. business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Networks and Digital Billboards and Signage (collectively “Digital Out-of-Home” or “DOOH”) advertising. We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. As of December 31, 2013, approximately 190 networks comprising over approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Throughout 2013 we provided Network services and received fees, under contract, from a large advertiser. We provide monitoring and troubleshooting services on a 24/7 basis to a large advertiser for a private display network that they own and operate. We provide 24/7 services to ensure that the network operates without interruption. Under a contract that expired on December 31, 2013, we earned a fixed monthly fee of $11,975.

We expect to continue to receive revenue from services to a large advertiser during the next twelve months on a fixed monthly fee of $10,500. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2014.

Results of Operations

Our results of operations for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Revenue
rVue fees	$508,406	$197,444
Network	166,000	404,919
	674,406	602,363
Costs and expenses
Cost of revenue	387,565	211,988
Selling, general and administrative expenses	2,377,192	2,328,669
Depreciation and amortization	39,815	444,748
Interest income	(306)	(807)
Interest expense	-	1,033,717
Change in fair value of derivative	-	(229,182)
Loss on early extinguishment of debt	-	652,628
	2,804,266	4,441,761
Loss before provision for income taxes	(2,129,860)	(3,839,398)
Provision for income taxes	-	-
Net loss	$(2,129,860)	$(3,839,398)
Net loss per common share - basic and diluted	$(0.02)	$(0.07)
Shares used in computing net loss per share:
Basic and diluted	115,974,417	54,329,732

Revenue

Revenue was $674,406 for the year ended December 31, 2013 compared to $602,363 for the year ended December 31, 2012, a $72,043 or 12.0% increase. We earned revenue in two categories as follows:

rVue fees -Core fees

rVue fees were $508,406 for the year ended December 31, 2013, a $310,962 or 157.5% increase over the $197,444 for the year ended December 31, 2012. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2014 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2014 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network - Non Core fees

Network revenue was $166,000 for the year ended December 31, 2013, a $238,919 or 59.0% decrease compared to the $404,919 for the year ended December 31, 2012.

Mattress Firm operates an in-store network. We imaged the computers that run the in-store network in each store location, and produced and created custom content, such as in store sales promotions, to display on its network. For these services we received $20,000 per month in 2012. We have concluded the agreement with Mattress Firm as of December 31, 2012.

Through March 2012, we provided AutoNation with custom content creation services on an as-needed basis for display on its networks.

We assist a large advertiser with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. Under a contract that expired on December 31, 2013, we earned a fixed monthly fee of $11,975.

The focus of our business is for rVue platform to gain traction among advertisers and agencies; we expect to earn transaction fees from rVue related transactions in the future.

Cost of revenue
Cost of revenue was comprised of:

	2013	2012	Change	%
Temporary labor	$17,696	$51,087	$(33,391)	(65.4)%
Network Costs	-	8,545	(8,545)	(100.0)%
rVue operations	369,869	151,467	218,402	143.9%
Stock option expense	-	889	(889)	(100.0)%
Total	$387,565	$211,988	$175,577	82.8%

Temporary labor decreased $33,391 or 65.4% due to the change in revenue to core fees from non-core fees.   The significant increase in rVue operations of $218,402 or 143.9% is a direct result of the increase in core revenue.  Costs include amounts payable to networks and other fixed operating expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A were $2,377,192 for the year ended December 31, 2013 compared to $2,328,669 for the year ended December 31, 2012, a $48,523 decrease or 2.1%. Changes by major component of SG&A are:

	2013	2012	Change	%
Communications	93,481	78,158	15,323	19.6%
Compensation and benefits	525,410	1,280,483	(755,073)	(59.0)%
Facility expense	97,001	167,172	(70,171)	(42.0)%
Marketing and advertising expenses	83,546	32,323	51,223	158.5%
Office support and supply expense	133,013	148,780	(15,767)	(10.6)%
Professional, investor relations, and consulting fees	1,371,973	564,952	807,021	142.9%
Travel expense	54,293	40,265	14,028	34.8%
Stock based compensation expense	18,475	16,536	1,939	11.7%
	$2,377,192	$2,328,669	$48,523	2.1%

Communications was $93,481in 2013 compared to $78,158 in 2012, a $15,323 increase, or 19.6% due to an increase in the use of communication service providers for hosting and data services.

Compensation and benefits decreased $755,073, or 59.0%, resulting from reduction in our personnel. These costs are reflected in the reduced compensation and benefit costs for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Facility expense decreased by $70,171 or 42.0% due to the move of the corporate headquarters to Elmhurst, Illinois.  The Company received free rent for six months and reduced their rent on their new lease by approximately $3,000 per month compared to 2012.

Marketing and advertising expense was $83,546 in 2013 compared to $32,323 in 2012, a $51,223 increase, or 158.5%.  This increase is the result of an investment in marketing research for the Company.

Office support and supply expense was $133,013 in 2013 compared to $148,780 in 2012, a $15,767 decrease or 10.6%. The majority of the decrease is the result of a $11,443 decrease in equipment in 2013.

Professional, investor relations, and consulting fees were $1,371,973 in 2013 compared to $564,952 in 2012, a $807,021 increase, or 142.9%.  This increase is due to $748,000 paid to a Director for services performed as the CEO and CFO of the Company.

On July 23, 2012 we engaged in a consulting agreement through the end of June 30, 2013.   The agreement required rVue to pay $108,000 over the life of the agreement and grant the consultant 500,000 shares that finished vesting on June 30, 2013. This agreement has not been renewed.

Travel expense was $54,293 in 2013 compared to $40,265 in 2012, a $14,028 increase, or 34.8%. Increase in travel was mainly attributable to moving the corporate office from Florida to Illinois and additional travel for sales.

Stock based compensation expense was $18,475 in 2013 compared to $16,536 in 2012, a $1,939 increase, or 11.7%.  There were 1,606,000 stock options granted to employees on August 2, 2013 and another grant to an employee on December 19, 2013 totaling $18,475.  There were no options granted in 2012.

Depreciation and amortization

Depreciation and amortization was $39,815 for the year ended December 31, 2013 compared to $444,748 for the year ended December 31, 2012, a $404,933 decrease, or 91.0%. Depreciation and amortization expense is mainly for software development costs.  The large decrease in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with minimal additions since December 31, 2011.

Interest income

Interest income was $306 for the year ended December 31, 2013 compared to $807 for the year ended December 31, 2012, a $501 decrease, or 62.1%. Interest income is purely interest earned by funds in our bank institution.

Interest expense

	Year Ended
	December 31,
	2013	2012
Interest on convertible notes	$-	$54,936
Original Issue discount	-	978,781
Total	$-	$1,033,717

We issued Notes in November 2011 and New Notes in January 2012 and May 2012. The interest on these notes accrued at 6% per annum . The original issue discount represents the amortization of the initial value of the embedded derivative components of the Notes and New Notes, as more fully discussed in Note 9 to our Consolidation Financial Statements.

Loss on early extinguishment of debt

Holders of the Notes exchanged those Notes for New Notes in January 2012, resulting in a loss of extinguishment of debt of $17,456 in January 2012. Upon conversion of the New Notes in September 2012, the Company recognized loss on extinguishment of debt of $635,172.

Except as disclosed above, the Company’s results of operations for the years ended December 31, 2013 and 2012 did not contain any unusual gains or losses from transactions not in the Company’s ordinary course of business.

Liquidity and Capital Resources

Our business is still in the early stages, having commenced operations on September 15, 2009. As of December 31, 2013, we had cash and cash equivalents totaling $844,589. Since our inception through December 31, 2013, we have incurred net losses, and at December 31, 2013, we had an accumulated deficit of $11,746,843 and total stockholders’ equity of $804,278. We expect to incur losses in fiscal 2014. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at December 31, 2013. We have budgeted capital expenditures of $200,000 in 2014, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the years ended December 31, 2013 or 2012. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $1,260,215 for the year ended December 31, 2013 compared to $1,951,826 for the year ended December 31, 2012. In the year ended December 31, 2013, cash was used to fund a net loss of $2,129,860, reduced by non cash depreciation of $39,815, stock-based compensation expense of $775,225, Common Stock issued for services valued at 167,500, and changes in operating assets and liabilities totaling $112,895.

In the year ended December 31, 2012, cash was used to fund a net loss of $3,839,398, reduced by non cash depreciation of $390,373, stock-based compensation expense of $17,425, Common Stock issued for services valued at $38,100, convertible note interest of $1,033,717, change in fair value of derivative liability of $229,182, and changes in operating assets and liabilities totaling $69,864.

Cash used in investing activities

Net cash used in investing activities totaled $88,870 for the year ended December 31, 2013 compared to $124,917 for the year ended December 31, 2012. In the year ended December 31, 2013, cash used in investing activities consisted of $91,700 for software development costs less a $2,830 decrease in deposits. In the year ended December 31, 2012, cash used in investing activities consisted of $128,795 for software development costs and less $3,878 in deposits.

Cash from financing activities

Net cash provided by financing activities totaled $1,345,500 for the year ended December 31, 2013 compared to $2,905,000 for the year ended December 31, 2012.  In the year ended 2013 we received proceeds from the issuance of Common Stock of $1,320,500. In the year ended December 31, 2012 we received proceeds from issuance of Common Stock in the amount of $1,200,000 and $1,435,000 from issuance of the New Notes. Additionally during 2012, we received $270,000 of cash for Common Stock that was not issued until January 2013.

Financial condition

As of December 31, 2013, we had a working capital of $709,933, an accumulated deficit of $11,746,843 and total stockholders’ equity of $804,278, compared to working capital  of $241,205, an accumulated deficit of $9,616,983 and total stockholders’ equity of $286,495 at December 31, 2012. The increase in our financial condition was due to proceeds from issuance of Common Stock and a decrease in our net loss. So far in 2014, we have raised an additional $242,000 in issuance of securities.

We believe that with the cash we have on hand, the cash raised so far in 2014 through the sale of stock and the cash we may raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. Management raised $1,049,000 in the last two months of 2013 and an additional $242,000 through February of 2014 through the issuance of Common Stock to investors.

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

Revenue Recognition

Our revenues are derived from advertising campaigns placed through rVue, the maintenance of certain private networks, and the production and distribution of network programming. Revenue is recognized as follows:

•	Advertising revenue is recognized in the period in which the advertising impressions occur. Revenue arrangements are evidenced by a fully executed insertion order (“IO”). Generally, IO’s state the number and type of advertising impressions (cost-per-thousand) to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.

In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients.  The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction.  In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations.  While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligator and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, and (iii) performing all billing and collection activities including retaining credit risk, the Company acts as the principal in these arrangements and therefore reports revenue and costs incurred on a gross basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second half of 2012 and into 2013, several management positions within the Company had experienced transitions. This led to a lack of timely filing of certain of the Company’s required filings with the SEC. Current management has returned the Company to a current filing status with the SEC.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions with the Company

Mark Pacchini	57	Chief Executive Officer, President, acting Chief Financial Officer and Director
Eric Kristoff	43	Chief Technology Officer and Executive Vice President of Technology and Operations
Steve Schildwachter	50	Executive Vice President – Chief Marketing Officer
Robert Roche	49	Director
Peter Emerson	63	Director
Thomas Harrison	66	Director

Mark Pacchini, Chief Executive Officer, President, acting Chief Financial Officer and Director

Mr. Pacchini has served as our Chief Executive Officer, President and acting Chief Financial Officer since April 11, 2013 and has served as a director of ours since February 16, 2013. He retired from Draftfcb in 2012, after 32 years with the advertising and communications company. During that time, Mr. Pacchini held several key positions. Most recently, Mr. Pacchini served as President of the Asia Pacific Region (2009-2012) and led a period of significant growth (both revenue and profit) in China. This growth was driven by strict cost control and new business wins on Beiersdorf, Kraft, Shanghai GM, Haier, SCJ and the expansion of its digital operations. He was also President of the firm's West Coast operations (from 2006-2012) that covered San Francisco, Seattle and Orange County. This group saw its revenue and profit increase fourfold over those six years. That growth came via organic and new business wins on Taco Bell, Dockers, EA Sports, Del Monte, Pet Co and Pacific Gas & Electric.  Mr. Pacchini was President of Global Accounts (2006-2009), working with a roster of global clients including Beiersdorf (Nivea), Boeing, Coors, Dow, Kraft, Moneygram, SC Johnson and Yum (Pizza Hut, Taco Bell and KFC).  In 2005-2006 when FCB and its sister agency Draft were combined to form Draftfcb, Mr. Pacchini was a member of the executive team that lead the merger. He remained on the Executive Committee until he retired. From 2001-2008, Mr. Pacchini was co-general manager and then co-president of FCB Chicago, which was the largest office in the FCB/IPG network. During this seven-year period, the office registered unprecedented revenue and profit levels and had over 1,200 employees.  In 1995, Mr. Pacchini co-lead a team that won the SC Johnson global business. As a result, the account went from a handful of brands in 12 countries to over 20 brands in 80+ countries. In order to provide world-class service across the planet, Mr. Pacchini and his team opened offices in Brazil and set up "affiliates" in Eastern Europe including Russia. From 1995 to 2011, SCJ grew to be the largest global account at Draftfcb and one of the top 5 at IPG. At its peak, the account brought in approximately $100 million in annual revenue and had over 425 full time equivalents (FTEs).

Mr. Pacchini earned his Master's Degree in Advertising from Northwestern University and was presented with the Harrington Award as the program's top student. He also received a Bachelor's Degree in Business Administration from Western Michigan University. He graduated Magna Cum Laude with majors in both Business and Communications.

Eric Kristoff, Chief Technology Officer and Executive Vice President of Technology and Operations

Eric Kristoff has served as our Chief Technology Officer and Executive Vice President of Technology and Operations since April 11, 2013. He is responsible for leading the technology platform development and operations and building out the IP portfolio. Mr. Kristoff joined us after 16 years with UBS AG as a Senior Infrastructure Architect, within the Group CTO organization. During his career at UBS, Mr. Kristoff held a variety of technology and management positions. He was previously head of emerging technologies incubation for the investment bank and held various research and development, program management and service delivery roles. He led the adoption of the bank's first external cloud computing-type service. Mr. Kristoff program-managed the investment bank's high performance computing grid, one of the largest on Wall Street, achieving best-in-class efficiency. He drove UBS strategic IT requirements into external industry and standards bodies to help ensure that strategic priorities were met. He has managed global infrastructure deployments, development of knowledge management systems and global vendor management training. Mr. Kristoff studied Computer Science and Engineering at University of Illinois at Chicago.

Steve Schildwachter, Executive Vice President - Chief Marketing Officer

Steve Schildwachter has served as our Executive Vice President - Chief Marketing Officer since July 1, 2013.  He is responsible for client relationships, network partnerships and corporate strategy.  Prior to joining us, Mr. Schildwachter was an Executive Vice President at Draftfcb Worldwide, a leading marketing communications agency, since April 1995, where he reported to both the Chairman and Chief Executive Officer.  During his time at Draftfcb and its predecessor, Foote, Cone & Belding, Mr. Schildwachter ran global operations on the agency's largest account, S.C. Johnson, helping drive sales and profits for brands like Raid, OFF!, Scrubbing Bubbles, Windex and Pledge, and also YUM! Restaurants International (KFC, Pizza Hut, Taco Bell), Wendy's, 7Up, Motorola, and Kemper Funds.  From January 1986 to March 1995, he worked at Leo Burnett and DMB&B, handling brands such as McDonald's, Unocal, Keebler, Allstate and Blockbuster.  The Internationalist magazine named him a 2011 Agency Innovator.  His blog, Ad Majorem, was #7 on the list of 50 Excellent Ad Agency Blogs Worth Reading.

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

Peter Emerson, Director

Peter Emerson has served as a director of ours since March 6, 2013. Mr. Emerson is an entrepreneur in business, social investment and public policy. He is the founding partner of Emerson Associates International and KAPE International, LLC, firms that provide creative and successful strategies across multiple platforms for a wide range of clients and industries.  Mr. Emerson serves as a director and the chairman of the Government Relations and Ethics Committee for the Southern African Enterprise Development Fund, a $100 million fund operating in ten African countries.  President Clinton appointed him and he is the Co-Chair of the International Advisory Board of Business Forward, an organization that advises and facilitates input from investors, small business owners and senior executives to policymakers on a wide range of critical national and international issues. Mr. Emerson graduated from New York University with a BA, magna cum laude, and from Harvard Kennedy School of Government with a MPA.

Thomas Harrison, Director

Thomas Harrison has served as a director of ours since September 20, 2013.  Mr. Harrison is Chairman Emeritus of Diversified Agency Services (DAS), the world’s largest group of marketing services companies.  A division of the Omnicom Group, DAS provides a broad range of marketing communications services including public relations, crisis management, branding, sales promotion, customer relationship management and specialty communications including health care advertising.  With over 5,000 worldwide clients, the DAS division has annual revenues of over $6.0 billion and is the largest unit within Omnicom.  Under Mr. Harrison’s watch, the DAS division has more than quadrupled in size and now accounts for over 50% of the total revenues of Omnicom.  Mr. Harrison’s multi-faceted career brought him to Omnicom in 1992 when the firm he co-founded in 1987, Harrison & Star Business Group, a rapidly growing agency in the healthcare industry at the time, was acquired.  Mr. Harrison served as Chairman of the Harrison & Star Group and Chairman of Diversified Healthcare Communications, a group of eight healthcare agencies within Omnicom, until his appointment as President of DAS in 1997.  He was named Chairman and Chief Executive of DAS in 1998. With an advanced degree in cell biology and physiology, Mr. Harrison began his business career at Pfizer Laboratories in 1974 as a professional sales representative and later as marketing director from 1978 to 1981.  He then joined a mid-sized healthcare advertising agency before starting, The Harrison & Star Business Group.  While at the helm he started two healthcare advertising agencies, a medical education company, a direct-to-consumer healthcare company and a medical PR group as well as acquiring a managed care consultancy.  He is a member of the Executive Committee of the Montefiore Hospital and is a Fellow of the New York Academy of Medicine.  Mr. Harrison became partner and board member of Dipexium Pharmaceuticals in 2013. He served as co-chairman of the New York Chapter of the U.S. Olympic Committee and raised funding to support U.S. Olympic Athletes. A frequent speaker at business forums and at universities across the U.S. on the subject of entrepreneurialism, lectures on business strategies, the “Success Promoters” and corporate leadership in the economic upturn.  Mr. Harrison has appeared on CNBC, CNNI, Bloomberg and Forbes.com.

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

Name	Independent	Audit	Compensation	Nominating and Governance
Robert Roche			X
Thomas Harrison	X	X
Peter Emerson	X		X	X
Mark Pacchini		X		X

Our Board has determined that Messrs. Emerson and Harrison are independent under the NASDAQ Stock Market Listing Rules.

Audit Committee

The members of the Audit Committee are Messrs. Thomas Harrison (Chair) and Mark Pacchini. The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors, as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee members possess an understanding of financial statements and generally accepted accounting principles. Our Board has determined that Mr. Harrison is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. The Board has determined that Mr. Harrison is independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The members of the Compensation Committee are Messrs. Roche (Chair) and Emerson. The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans.

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

Board Meetings and Committees; Annual Meeting Attendance

The Board held 4 regular meetings during the year ended December 31, 2013. All directors were present for at least 75% of the Board meetings. The Board acted by unanimous written consent 4 times during the year ended December 31, 2013. The Audit Committee held 3 meetings during the year ended December 31, 2013. All members were present for at least 75% of the Audit Committee meetings.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our Common Stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2013.

Codes of Business Conduct and of Ethics

Our Board has approved, and we have adopted, a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO. The Code of Conduct and the Code for SFO are available free of charge upon written request to rVue Holdings, Inc., 275 N. York Road Suite 210, Elmhurst, IL 60126, Attention: Chief Financial Officer. We have posted our Codes of Conduct and our Code for the SFO on our website at http://ir.stockpr.com/rvue/governance-docs .

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Through our policies, our Code of Conduct and Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect rVue, and how management addresses those risks.  Mr. Pacchini, our chief executive officer, president and chief financial officer works closely with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting rVue include our ability to (i) gain acceptance and the adoption of rVue as a demand side platform, (ii) increase market share in an intensely competitive DOOH advertising market, (iii) successfully execute our business strategy and deploy a differentiated technology solution, and (iv) effectively raise sufficient capital as we scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2013 and 2012 to those individuals who served as our chief executive officer (principal executive officer) during 2013 and 2012 and the Company’s other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

						All
						Other
Name and				Stock	Option	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Total
(a)	(b)	$(c)	$(d)	($)(e)(1)	($)(f)(1)	($)(i)	($)(j)

Michael Mullarkey	2012	-	-	-	-	-	-
Chief Executive Officer (2)	2013	-	-	748,000	-	-	748,000
Mark Pacchini
Chief Executive Officer (2)	2013	20,000	-	-	-	-	20,000
Eric Kristoff (3)
Chief Technology Officer	2013	106,923	-	-	-	-	106,923
________________________
(1)	The amount in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.
(2)	Mr. Mullarkey was replaced by Mr. Pacchini on April 11, 2013.
(3)	Mr. Kirstoff joined the Company on April 11, 2013.

Table below for 2013

Outstanding Equity Awards At 2013 Fiscal Year-End

There are no unexercised options held by the Named Executive Officer as of December 31, 2013. There are no outstanding stock awards held by the Named Executive Officers:

OPTION AWARDS
Equity Incentive
Plan Awards
Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Unearned	Option
	Options	Options	Options	Exercise	Option
	(#)	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	(d)	($)	Date
(a)	(b)	(c)		(e)	(f)
Eric Kristoff		500,000		0.14	8/2/2023

Director Compensation for 2013

	Earned or	Stock		Option	All Other
	Paid in Cash	Awards		Awards	Compensation	Total
Name	($)	($)		($)	($)	($)
(a)	(b)	(c)		(d)	(g)	(h)

Robert Chimbel	$-	$45,000		$-	$-	$45,000
Michael Mullarkey	$15,000	$-		$-	$-	$15,000
Patrick O'Donnell	$-	$52,500		$-	$-	$52,500
Robert Roche	$-	$25,000	$		$-	$25,000
Peter Emerson	$-	$37,500		$4,168	$-	$41,668
Thomas Harrison	$-	$45,000		$-	$-	$45,000
_______________________

Our Board has approved that directors will not be compensated for their services on the Board beginning January 1, 2013.  Directors have the ability to receive up to 500,000 shares of Common Stock upon joining the Board as a new member, subject to their purchasing an equal number of shares of Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 7, 2014, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our named executive officers, and (iv) our executive officers and directors as a group. Except as otherwise indicated, the address of each stockholder listed below is: c/o rVue Holdings, Inc., 275 N. York Road Suite 210, Elmhurst, IL 60126.

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership		Percent of Class (1)

Directors and Executive Officers:
Mark Pacchini	2,428,571		1.8%

Robert Roche	52,307,258	(2)	38.6%

Peter Emerson	250,000		*

Thomas Harrison	1,500,000		1.1%

All directors and executive officers as a group (5 persons)	56,485,829		41.7%

5% Shareholders:
Acorn Composite Corp.

9746 South Roberts Road
Palos Hills, IL 60465	51,940,592	(3)	38.3%

iVue Holdings, LLC
9746 South Roberts Road
Palos Hills, IL 60465	18,007,217	(4)	13.3%
__________
* Less than 1%.

(1)	Applicable percentages are based on 135,603,618 shares of Common Stock outstanding as of March 7, 2014. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, rVue believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(2)	Includes (i) 166,666 shares of Common Stock that are owned by Robert Roche, (ii) 46,107,259 shares of Common Stock that are owned by Acorn Composite Corp., an entity owned 100% by Mr. Roche (“Acorn”), (ii) 5,833,333 shares of Common Stock issuable upon the exercise of warrants that are exercisable within 60 days hereof that are owned by Acorn, and (iii) 200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days hereof that are owned by Mr. Roche. This information is based on a Schedule 13D filed with the SEC on November 26, 2013.

(3)	Includes (i) 46,107,259 shares of Common Stock that are owned by Acorn and (ii) 5,833,333 shares of Common Stock issuable upon the exercise of warrants that are exercisable within 60 days hereof that are owned by Acorn. This information is based on a Schedule 13D filed with the SEC on November 26, 2013.

(4)	Includes 1,625,000 shares of Common Stock issuable upon exercise of warrants that are exercisable within 60 days hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our fiscal year 2012, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

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

Investment by Acorn

On November 22, 2013, in connection with a private placement offering of shares of Common Stock by the Company, the Company sold 9,285,714 shares to Acorn Composite Corporation for an aggregate purchase price of $650,000.  Robert Roche, one of our directors, owns 100% of Acorn Composite Corporation.

Transaction with iVue Holdings, LLC

In connection with the sale of the New Notes on January 27, 2012, we agreed to reimburse iVue Holding, LLC (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, a director of the Company who beneficially owns approximately 38.6% of our Common Stock, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor.

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

The following table shows the fees for services provided by RubinBrown for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$90,000	$85,000
Audit Related Fees (2)	-	-
Tax Fees (tax-related services)	6,750	6,000
All other fees	-	-
Total Fees	$96,750	$91,000
____________________
(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees — these fees relate primarily to audit related consulting and assistance with registration statements.

All services provided by and all fees paid to RubinBrown in fiscal 2013 and 2012 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

(b)	Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.10	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.11	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.12	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.13	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.14	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.15	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.16	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.17	Form of Warrant.	8-K	02/01/12	4.2
10.18	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.19	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.20	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
10.21	Subscription Agreement dated as of September 10, 2012 by and between the Company and Acorn Composite Corporation.	8-K	09/20/12	4.1
10.22	Form of Subscription Agreement by and between the Company and the investors.	8-K	12/2/13	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

___________
*       Indicates management contract or compensatory plan or arrangement.
**    Filed herewith.
***  Furnished herewith.
****  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 2014.

RVUE HOLDINGS, INC.

By:	/s/ Mark Pacchini
Mark Pacchini
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Pacchini with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Pacchini	President, Chief Executive Officer,	March 20, 2014
Mark Pacchini	Chief Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ Peter Emerson	Director	March 20, 2014
Peter Emerson

/s/ Thomas Harrison	Director	March 20, 2014
Thomas Harrison

/s/ Robert Roche	Director	March 20, 2014
Robert Roche

Report of Independent
Registered Public Accounting Firm

To the Board of Directors and Stockholders
rVue Holdings, Inc.

We have audited the accompanying consolidated balance sheets of rVue Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RubinBrown LLP

St. Louis, Missouri

March 20, 2014

rVUE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$844,589	$848,174
Accounts receivable net of allowance of nil in 2013 and 2012	124,993	163,074
Prepaid expenses	10,856	56,380
Total current assets	980,438	1,067,628
Property and equipment, net	3,065	8,548
Software development costs	80,600	23,232
Deposits	10,680	13,510
	$1,074,783	$1,112,918

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$132,121	$154,600
Accrued expenses	113,384	389,848
Subscription Investment Payable	25,000	270,000
Deferred revenue	-	11,975
Total current liabilities	270,505	826,423

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 and 140,000,000 shares authorized at December 31, 2013 and 2012 respectively 132,221,476 and 100,691,954 shares issued and outstanding at
December 31, 2013 and 2012, respectively	132,222	100,692

Additional paid-in capital	12,418,899	9,802,786
Accumulated deficit	(11,746,843)	(9,616,983)
Total stockholders' equity	804,278	286,495
	$1,074,783	$1,112,918

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2013	2012
Revenue
rVue fees	$508,406	$197,444
Network	166,000	404,919
	674,406	602,363
Costs and expenses
Cost of revenue	387,565	211,988
Selling, general and administrative expenses	2,377,192	2,328,669
Depreciation and amortization	39,815	444,748
Interest income	(306)	(807)
Interest expense	-	1,033,717
Change in fair value of derivative	-	(229,182)
Loss on early extinguishment of debt	-	652,628
	2,804,266	4,441,761
Loss before provision for income taxes	(2,129,860)	(3,839,398)
Provision for income taxes	-	-
Net loss	$(2,129,860)	$(3,839,398)
Net loss per common share - basic and diluted	$(0.02)	$(0.07)
Shares used in computing net loss per share:
Basic and diluted	115,985,296	54,239,732

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2012	-	$-	37,383,725	$37,384	$5,378,005	$(5,777,585)	$(362,196)
Shares Issued for Sevices or Debt Issuance Costs	-	-	655,000	655	132,445	-	133,100
Shares issued upon exercise of stock options	-	-	351,787	352	(352)	-	-
Stock based compensation expense	-	-	-	-	17,425	-	17,425
Shares Issued	-	-	20,000,000	20,000	1,180,000	-	1,200,000
Shares Issued upon the Coversion of Notes	-	-	42,301,442	42,301	2,495,594	-	2,537,895
Elimination of derivative warrant	-	-	-	-	446,419		446,419
Issuance of warrants included in the convertible debt	-	-	-	-	153,250	-	153,250
Net loss	-	-	-	-	-	(3,839,398)	(3,839,398)
Balance, December 31, 2012	-	$-	100,691,954	$100,692	$9,802,786	$(9,616,983)	$286,495

Shares Issued for Services	-	-	2,786,666	2,786	348,131	-	350,918
Stock based compensation expense	-	-	4,400,000	4,400	770,825	-	775,225
Shares Issued	-	-	24,342,856	24,342	1,497,157	-	1,521,500
Net loss	-	-	-	-	-	(2,129,860)	(2,129,860)
Balance, December 31, 2013	-	$-	132,221,476	$132,222	$12,418,899	$(11,746,843)	$804,278

rVUE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2013	2012
Operating activities
Net loss	$(2,129,860)	$(3,839,398)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	39,815	390,373
Amortization of debt issuance costs	-	54,375
Stock-based compensation expense	775,225	17,425
Common stock issued for services	167,500	38,100
Convertible loan interest	-	1,033,717
Change in fair value of derivative liability	-	(229,182)
Loss on early extinguishment of debt	-	652,628
Changes in operating assets and liabilities:
Accounts receivable	38,081	(57,871)
Prepaid expenses	45,525	122,040
Accounts payable	(22,479)	47,542
Accrued expenses	(162,047)	(66,491)
Deferred revenue	(11,975)	(20,000)
Cash used in operating activities	(1,260,215)	(1,951,826)

Investing activities
Payments for property, equipment and software development	(91,700)	(128,795)
Changes in deposits	2,830	3,878
Cash used in investing activities	(88,870)	(124,917)

Financing activities
Proceeds from issuance of Common Stock	1,320,500	1,200,000
Investment Subscription Received	25,000	270,000
Proceeds from convertible notes	-	1,435,000
Cash provided by financing activities	1,345,500	2,905,000

Increase/(decrease) in cash and cash equivalents	(3,585)	828,257
Cash and cash equivalents, beginning of year	848,174	19,917
Cash and cash equivalents, end of year	$844,589	$848,174

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

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our demand-side platform (“DSP”). Capitalized software development costs typically include direct labor and related overhead for software which we produce, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible ( i.e.  research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public. We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Derivative Instruments

In 2012 and 2011, we entered into a Promissory Note Purchase Agreement and issued notes which are convertible into shares of our common stock. We determined under Accounting Standards Codification Topic 815, Derivatives and Hedging , (“ASC 815”) that the conversion feature is an embedded derivative. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. We determined the fair value of the notes and the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument. The convertible debt was converted into common stock in September 2012.

Revenue Recognition

Our revenues are derived from advertising campaigns placed through rVue, the maintenance of certain private networks, and the production and distribution of network programming. Revenue is recognized as follows:

•
Advertising revenue is recognized in the period in which the advertising impressions occur.  Revenue arrangements are evidenced by a fully executed insertion order (“IO”).  Generally, IO’s state the number and type of advertising impressions (cost-per-thousand) to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.

In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients.  The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction.  In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations.  While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligator and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, and (iii) performing all billing and collection activities including retaining credit risk, the Company acts as the principal in these arrangements and therefore reports revenue and costs incurred on a gross basis.

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
Notes to Consolidated Financial Statements

Advertising and Marketing Expenses

We expense advertising and marketing costs in the period in which they are incurred. For the years ended December 31, 2013 and 2012 advertising and marketing expenses totaled $83,546 and $32,323, respectively.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $ 11,746,843 at December 31, 2013. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements will include financing activities such as private placements of common stock and the continued establishment of strategic relationships which we expect will lead to the generation of additional revenue opportunities.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we incurred losses attributable to common stockholders during the years ended December 31, 2013 and 2012, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2013 and 2012. Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2013	2012
Numerator:
Net loss	$(2,129,860)	$(3,839,398)
Denominator:
Weighted-average shares outstanding	115,985,296	54,239,732
Effect of dilutive securities (1)		-
Weighted-average diluted shares	115,985,296	54,239,732
Basic and diluted loss per share	$(0.02)	$(0.07)

The following stock options, warrants outstanding and convertible notes as of December 31, 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2013	2012
Stock options	41,562	-
Warrants	167,062	-
Convertible notes	-	-
	208,624	-

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 4 - Financial Instruments

Cash and Cash Equivalents

The following table summarizes the fair value of our cash and cash equivalents at December 31, 2013 and 2012:

	2013	2012
Cash	$844,589	$17,193
Cash equivalents - money market funds	-	830,981
Total cash and cash equivalents	$844,589	$848,174

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from three of our customers accounted for 80.9% of accounts receivable as of December 31, 2013. Accounts receivable from one of our customers accounted for 85.5% of accounts receivable as of December 31, 2012. We had no allowance for doubtful accounts at December 31, 2013 and 2012. There were no bad debt expenses for the years ended December 31, 2013 and 2012. See Note 14 “Concentrations” for additional information.

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

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 were as follows:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2013
Assets:
Cash equivalents - money market funds	$844,589	$-	$-	$844,589
December 31, 2012
Assets:
Cash equivalents - money market funds	$830,981	$-	$-	$830,981

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of derivative liability, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2012:

Balance, January 1, 2012	$100,900

Issuances	1,336,127
Settlements	(1,207,845)
Realized and unrealized (gains) losses included in earnings	(229,182)
Transfers into or out of level 3	-
Balance, December 31, 2012	$-

Note 6 – Property and Equipment

	Estimated Useful Lives (Years)	2013	2012
Computers and software	2-5	$91,083	$86,977
Equipment	3	22,977	22,573
		114,060	109,550
Less accumulated depreciation and amortization		(110,995)	(101,002)
Property and equipment, net		$3,065	$8,548

Depreciation expense was $9,992 and $38,046 for the years ended December 31, 2013 and 2012, respectively.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 7 – Software Development Costs

	Estimated Useful Lives (Months)	2013	2012
Software development costs	18	$1,148,713	$1,061,522
Less accumulated amortization		(1,068,113)	(1,038,290)
Software development costs, net		$80,600	$23,232

Amortization expense was $29,823 and $352,327 for the years ended December 31, 2013 and 2012, respectively.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Note 8 – Accrued Expenses

	2013	2012
Investor relations fees	$-	$5,600
Personnel costs	18,966	52,191
Directors fees	-	144,667
Professional fees	39,000	69,724
Network costs	37,917	44,209
Deferred rent	-	8,682
Other	17,500	32,275
Consulting fees	-	27,500
	$113,383	$389,848

Note 9 – Convertible Notes

On January 27, 2012, we entered into Secured Promissory Note Purchase Agreements (“New Agreements”) with investors (“New Investors”) for the purchase of promissory notes (“New Notes”) with an aggregate principal amount of $935,000. The Promissory Note Purchase Agreement (“PNPA”) Investors agreed to convert their Notes issued in 2011, totaling $288,067, into New Notes.  The 2011 Notes were carried at $193,911, net of unamortized original issue discount of $76,700, resulting in a loss on early extinguishment of the Notes of $17,456, and a gain of $24,200 on the change in the fair value of derivatives.

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

On September 10, 2012, we sold 20,000,000 shares of Common Stock to Acorn Composite Corporation (“Acorn”) , for an aggregate cash purchase price of $1,200,000 (the “Equity Financing”). The shares of Common Stock were issued to Acorn without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

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
Notes to Consolidated Financial Statements

Note 10 - Commitments and Contingencies

Lease Commitments

We leased our Ft. Lauderdale office space for our corporate headquarters and technology group under a non-cancelable operating lease which expired June 30, 2013.   On July 1, 2013 we moved to a smaller space in Fort Lauderdale - approximately 600 square feet – which we leased at a rate of approximately $2,200 a month.  On November 1, 2013 we moved to a smaller space – approximately 140 square feet within the same facility – which we leased at a rate of approximately $1,300 a month.  By mid-2014 we intend to move our Fort Lauderdale operations into a less expensive leased space.

On October 4, 2013 we moved our corporate headquarters to Elmhurst, IL, where we occupy approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expires on September 30, 2015 at a rate of approximately $3,100 a month thru September 30, 2014 and then increases to $3,193 thru September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

Future minimum lease payments under these non-cancellable leases at December 31, 2013 are as follows:

Year ending December 31,
2014	$44,479
2015	28,737
Total future minimum payments	$73,216

Rent expense was $58,898 and $90,217 for the years ended December 31, 2013 and 2012, respectively.

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

Retirement Plan

We have a 401(k) plan that covers all eligible employees. We are not required to contribute to the plan, and we did not make any employer contributions during the years ended December 31, 2013 or 2012.

Legal Matters

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17 th  Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.

On September 12, 2012, Casville Investments, Ltd., MBC Investment, SA and Watkins International Ltd., individually and derivatively on behalf of Argo commenced an action in United States District Court, Southern District of New York, against Jason M. Kates, Richard J. Sullivan, and David A. Loppert, as well as World Capital Markets, Inc., Solutions, Inc., rVue Holdings, Inc. and John Doe’s 1-20. Plaintiffs, who are purported shareholders of Argo, asserted various claims against the defendants, including rVue.  On July 8, 2013, the U.S. District Court, Southern District of New York entered its order transferring the case to the U.S. District Court, Southern District of Florida, under case no.: 13-61596-CIV-DIMITROULEAS.  In the interim, the parties reached an agreement which, if approved by the Court, will fully resolve the case.  Plaintiff’s counsel filed the motion to approve settlement on January 15, 2014 and the Court preliminarily approved the settlement.  The final settlement hearing is scheduled for April 4, 2014.  The final settlement, if accepted, would require rVue to pay $20,000 and issue 190,000 shares of common stock.  At all times, rVue has maintained that the claims asserted against it are without merit, however, the results of legal proceedings cannot be predicted with certainty. Accordingly, if the settlement is not approved and rVue fails to prevail in the litigation, the operating results of a particular reporting period could be materially adversely affected.

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

Common Stock

We have two hundred forty million shares of authorized common stock, $0.001 par value, of which 132,221,476 and 100,691,954 shares were issued and outstanding at December 31, 2013 and 2012 , respectively . All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of our directors.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

Common Stock Warrants

We have issued warrants, all of which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number	Exercise Price	Date of Issue	Date of Expiration
Series A	Private Placement	8,624,995	$1.00	December 2010	December 2022
Series B	Investor Relations Services	50,000	$0.37	May 2011	May 2016
Series B	Investment Banking Services	1,000,000	$0.35	June 2011	June 2016
Series C	Convertible Debt	3,057,666	$0.20	January 2012	January 2017
Series C	Convertible Debt	750,000	$0.20	May 2012	May 2017
Series C	Convertible Debt	500,000	$0.20	July 2012	July 2017
Series D	Investment Banking Services	450,000	$0.07	January 2013	January 2023

The valuation of the warrants utilized the following assumptions in the BSM option-pricing model:

Class of Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions

Series D	$23,477	0.0%	95.08%	10.0	1.9%	January 2 ,2013

The valuation of the warrants utilized the following assumptions using a binomial lattice valuation model:

Class of Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
Series C	$409,727	0.0%	75.0%	5.0	..819%	January 27, 2012
Series C	110,250	0.0%	45.0%	5.0	..808%	May 11, 2012
Series C	43,000	0.0%	45.0%	5.0	..611%	July 24, 2012

The weighted average fair value of warrants issued during the years ended December 31, 2013 and 2012 were $0.685 and $0.15, respectively.

Our computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. We do not expect to pay dividends.

Stock Incentive Plans

2010 rVue Holdings Equity Incentive Plan

The 2010 rVue Holdings Equity Incentive Plan (the “Plan”) has reserved 8,000,000 shares of our common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

No option grants were issued during 2012. The following table summarizes options granted in the year ended December 31, 2013:

				Period over which
		Exercise		compensation
Grant Date	Number	Price	Fair Value	expense is recognized
August 2, 2013	1,056,000	$0.14	$137,749	36 months
October 31, 2013	50,000	0.10	4,168	1 months
December 19, 2013	500,000	0.10	40,026	24 months

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during 2013:

2013
Expected life (years)	10.0
Expected volatility	100.7%
Risk-free interest rate	2.8%
Dividend yield	0.0%
Weighted-average estimated fair value of options granted during the year	$0.25

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

Stock-based compensation expense included in our Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2013	2012
Cost of revenue	$-	$889
Selling, general and administrative expenses	811,475	16,536
	$811,475	$17,425

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

Stock Option Activity

The following table summarizes the activities for our options for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,722,500	$0.23	8.62	106,625
Granted
Exercised	(1,356,880)	$0.22
Forfeited	(38,953)	$0.29
Expired
Outstanding at December 31, 2012	2,326,667	$0.24	7.80
Granted	1,606,000	$0.12
Exercised
Forfeited	(1,292,667)	$0.23
Expired
Outstanding on December 31, 2013	2,640,000	$0.17	8.41
Exercisable at December 31, 2013	1,120,000	$0.24	6.79
Expected to vest after December 31, 2013	1,520,000	0.13	9.72

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $.09 of our common stock on December 31, 2013. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table summarized additional information regarding outstanding and exercisable stock options at December 31, 2013:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
$0.20	670,000	6.45	$0.20	670,000	$0.20
$0.30	400,000	6.99	$0.30	400,000	$0.30

$0.14	1,020,000	9.59	0.14	-	0.14
$0.10	550,000	9.96	$0.10	50,000	$0.10

	2,640,000	8.41	$0.17	1,120,000	$0.17

Restricted Stock

In July 2012, the Company entered into a consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company is obligated to grant 500,000 shares of restricted stock which vests in twelve months beginning on the first month anniversary of the date of the grant. Compensation expense equal to the market value of the stock on the vesting date is recorded. Compensation expense recognized relating to the restricted stock grant was $50,750 and $27,500 for the years ending December 31, 2013 and 2012, respectively.

Note 12 - Income Taxes

The provision for income taxes for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Current tax expense
Federal	$—	$—
State	—	—
Total current taxes	—	—
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—
Provision for income taxes	$—	$—

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry forwards.  We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the years ended December 31, 2013 and 2012, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2013 and 2012, the significant components of our deferred tax assets and liabilities were as follows:

	2013	2012
Net operating loss	$3,443,689	$2,343,710
Stock option expense	73,939	144,146
Accrued expenses	21,813	124,395
Capitalized software	85,258	169,064
Net deferred tax asset	3,624,699	2,781,315
Less: Valuation Allowance	(3,624,699)	(2,281,315)
Net deferred taxes	$-	$-

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes, with the amount computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2013 and 2012, is as follows:
	2013	2012
Federal tax benefit, at statutory rate of 34%	$(724,152)	$(1,305,397)
State income taxes	(76,675)	(133,160)
Meals and entertainment	1,381	1,053
Non-deductible financing costs	-	495,435
Stock options	(43,938)	29,417
Change in valuation allowance	843,384	912,652
Provision for income taxes	$-	$-

At December 31, 2013, we had federal net operating loss carry forwards of approximately $9,142,868 that will expire beginning in 2030. Based upon the change in ownership rules under Internal Revenue Code Section 382, our net operating loss carry forwards are limited as to the amount of use in any particular year as a result of a more than 50% ownership change during the year ended December 31, 2012.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations.  As of January 1, 2013, we had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in our unrecognized tax benefits during the year ended December 31, 2013.  We did not recognize any interest or penalties during 2013 or 2012 related to unrecognized tax benefits.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

Note 13- Related Party Transactions

We paid consulting fees of $748,000 and $48,000 during the years ended December 31, 2013 and 2012, respectively, to a consultant who was appointed by our board of directors in December 2010. The director was appointed interim chief executive officer in April 2012 and resigned from such position on April 11, 2013.

In January 2012, in connection with the sale of the New Notes, we agreed to reimburse an investor (the “Lead Investor”) $65,000 for costs and expenses incurred by it (including, without limitation, legal and administrative fees) payable in cash or shares of our Common Stock at our election. On February 8, 2012, we issued 325,000 shares of our Common Stock to the Lead Investor as payment. Robert Roche, who is the sole stockholder of Acorn, is the grantor of the trust that controls the majority member of the Lead Investor. His sister is the manager of both the Lead Investor and the majority member of the Lead Investor. As of December 31, 2013, the Lead Investor beneficially owns 13.3% of our outstanding Common Stock. Mr. Roche disclaims any beneficial ownership of securities held by the Lead Investor as he does not have voting or dispositive powers over such securities. In addition another one of our directors is a minority member of the Lead Investor.

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

In July 2012, the Company entered into a one year consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company is obligated to pay $9,000 per month and grant 500,000 shares of restricted stock which vests in twelve months beginning on the first month anniversary of the date of the grant. We expensed consulting fees of $54,000 and $54,000 under the consulting agreement during 2013 and 2012.

On September 10, 2012, we sold 20,000,000 shares of Common Stock to Acorn, for an aggregate cash purchase price of $1,200,000 (the “Equity Financing”). The shares of Common Stock were issued to Acorn without registration in reliance upon the exemption provided by Section 4(a) (2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On November 22, 2013, we sold 9,285,174 shares of Common Stock to Acorn for an aggregate cash purchase price of $650,000.  The shares were issued to Acorn without registration in reliance upon the exemption provided by Section 4 (a) (2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving a public offering.

Note 14 - Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

We maintain deposit balances at a financial institution that, from time to time, may exceed federally insured limits.   As of December 31, 2013, the Company had deposits in excess of federally insured limits. The Company maintains this balance with a high quality financial institution, which the Company believes limits this risk.

Concentrations of Revenues

For the year ended December 31, 2013, three customers accounted for 48.9%, 21.6% and 10.3% of total revenues. For the year ended December 31, 2012, three customers accounted for 38.2%, 26.6%, and 25.9% of total revenues.

rVUE HOLDINGS, INC.
Notes to Consolidated Financial Statements

 Note 15 – Supplemental Non-Cash Information

During 2012, the Company modified the warrants resulting in a reclassification of the derivative warrant liability to equity totaling $446,419. Also in 2012, the Company paid debt issuance costs of $95,000 by issuing 475,000 shares of its stock. The remaining amortization of these debt issuance costs totaling $42,778 were offset against the conversion of the Company’s Notes in September 2012. Additionally in 2012, the principal and accrued interest on the New Notes, aggregating $1,776,667, automatically converted into 42,301,442 shares.

There were no non-cash transactions noted during 2013.

Note 16 - Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing. The Company issued 3,382,142 shares of Common Stock between January 1 and February 28, 2014 in exchange for cash of $200,000 and services received of $42,000. On January 8, 2014, 1,428,571 shares of common stock were issued to a current officer of the Company in exchange for $100,000. The remaining shares issued were purchased by unrelated parties.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.10	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.11	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.12	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.13	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.14	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.15	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.16	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.17	Form of Warrant.	8-K	02/01/12	4.2
10.18	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.19	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.20	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
10.21	Subscription Agreement dated as of September 10, 2012 by and between the Company and Acorn Composite Corporation.	8-K	09/20/12	4.1
10.22	Form of Subsrciption Agreement by and between the Company and the investors.	8-K	12/2/13	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document
 __________
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
****       XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

34