Form 10-Q
period 2014-03-31
RVUE HOLDINGS, INC.
filed 2014-05-13
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54348

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

275 N. York Road, Suite 201
Elmhurst , IL 60126	(855) 261-8370
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 9, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	135,793,618

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$714,431	$844,589
Accounts receivable	142,763	124,993
Prepaid expenses	11,902	10,856
Total current assets	869,096	980,438
Property and equipment, net	2,411	3,065
Software development costs	113,027	80,600
Deposits	9,130	10,680

	$993,664	$1,074,783

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$115,356	$132,121
Accrued expenses	106,426	113,384
Subscription investment payable	-	25,000
Deferred revenue	10,500	-
Total current liabilities	232,282	270,505

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 shares authorized at March 31, 2014 and December 31, 2013; 135,603,618 issued and outstanding at March 31, 2014 and 132,221,476 at December 31, 2013	135,604	132,222
Additional paid-in capital	12,672,605	12,418,899
Accumulated deficit	(12,046,827)	(11,746,843)

Total stockholders' equity	761,382	804,278

	$993,664	$1,074,783

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue

rVue advertising revenue	$192,664	$79,289
Network	35,925	58,225
	228,589	137,514
Costs and expenses
Cost of revenue	169,759	64,843
Selling, general and administrative expenses	346,387	1,311,131
Depreciation and amortization	12,427	13,472
Interest income	-	(224)
	528,573	1,389,222

Loss before provision for income taxes	(299,984)	(1,251,708)
Provision for income taxes	-	-

Net loss	$(299,984)	$(1,251,708)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	135,130,206	109,000,990

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	-	-	132,221,476	$132,222	$12,418,899	$(11,746,843)	$804,278
Common stock issued for compensation and services	-	-	525,000	525	41,475	-	42,000
Common stock issued	-	-	2,857,142	2,857	197,143	-	200,000
Stock based compensation expense	-	-	-	-	15,088	-	15,088
Net loss	-	-	-	-	-	(299,984)	(299,984)

Balance, March 31, 2014	-	$-	135,603,618	$135,604	$12,672,605	$(12,046,827)	$761,382

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(299,984)	$(1,251,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,427	13,472
Stock-based compensation expense	15,088	748,000
Common stock issued for services	-	40,833
Changes in operating assets and liabilities:
Accounts receivable	(17,770)	112,446
Prepaid expenses	(1,046)	24,274
Accounts payable	25,235	(51,818)
Accrued expenses	(6,958)	(40,232)
Deferred revenue	10,500	-

Cash used in operating activities	(262,508)	(404,733)
Investing activities

Payments for property, equipment and software development	(44,200)	(18,283)
Change in deposits	1,550	100
Cash used in investing activities	(42,650)	(18,183)
Financing activities

Proceeds from the issuance of common stock	175,000	316,500

Cash provided by financing activities	175,000	316,500
Decrease in cash and cash equivalents	(130,158)	(106,416)
Cash and cash equivalents, beginning of period	844,589	848,174
Cash and cash equivalents, end of period	$714,431	741,758

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K (the “2013 Form 10-K”).

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 is not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $12,046,827 at March 31, 2014. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances, we will have sufficient funds available to cover our cash requirements through the end of the year. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities. However, no assurance can be given that such expectations will materialize.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, we raised $1,049,000 in the last two months of 2013 and an additional $200,000 through March of 2014 through the issuance of Common Stock to investors.

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three months ended March 31, 2014 and 2013, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three months ended March 31, 2014 and 2013. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(299,984)	$(1,251,708)

Denominator:

Weighted-average shares outstanding	135,130,206	109,000,990
Effect of dilutive securities (1)	-	-

Weighted-average diluted shares	135,130,206	109,000,990

Basic and diluted loss per share	$(0.00)	$(0.01)

(1)	The following stock options, warrants and convertible notes outstanding as of March 31, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Stock options	-	-
Warrants	64,740	-
	64,740	-

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from one of our customers accounted for 94.7 % of total accounts receivable at March 31, 2014, and accounts receivable from three of our customers accounted for 80.9 % of total accounts receivable at December 31, 2013. We had no allowance for doubtful accounts at either March 31, 2014 or at December 31, 2013.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2014 and December 31, 2013:

Prepaid expenses	March 31, 2014	December 31, 2013
Insurance	$8,672	$8,510
Other	3,230	2,346
	$11,902	$10,856

Property and Equipment	Estimated Useful Lives	March 31,	December 31,
	(Years)	2014	2013
Computers and software	2 - 5	$91,083	91,083
Furniture and equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(111,649)	(110,995)
Net property and equipment		$2,411	3,065

Depreciation expense was $654 and $4,681 for the three months ended March 31, 2014 and 2013, respectively.

Software Development Costs	Estimated Useful Lives	March 31,	December 31,
	(Months)	2014	2013
Software development costs	18	$1,192,913	1,148,713
Less accumulated amortization		(1,079,886)	(1,068,113)
Net software development costs		$113,027	80,600

Amortization expense was $11,773 and $8,791 for the three months ended March 31, 2014 and 2013, respectively.

		December 31,
	March 31, 2013	2013
Accrued Expenses	23,833	18,966
Personnel costs	31,400	39,000
Professional fees	33,693	37,917
Network costs	17,500	17,500
Other	106,426	113,383

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Income Taxes

There is no income tax benefit for the losses for the three-month periods ended March 31, 2014 and 2013, respectively, since management has determined that the realization of the net deferred tax asset is more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2013, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended March 31, 2014. We did not recognize any interest or penalties during 2013 related to unrecognized tax benefits, or through the period ended March 31, 2014.

Note 8 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the three-month period ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2013	2,640,000	0.17	8.41	-
Options granted	-	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-	-
Balance at March 31, 2014	2,640,000	0.17	8.23	$-
Exercisable at March 31, 2014	1,120,000	0.24	6.54	$-
Expected to vest after March 31, 2014	1,520,000	0.13	9.47	$-

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

We did not grant any options during the three-month period ended March 31, 2014 or 2013.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 29, 2013, the Board approved in lieu of cash compensation a payment of 4.4 million shares to Michael Mullarkey, a director, as compensation for serving as CEO and CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The accomplishment of the objectives was determined in the first quarter of 2013, and the resulting expense of $748,000 was recorded during the three months ended March 31, 2013.

In addition, the Company issued an aggregate of 816,667 shares to officers and directors in lieu of cash compensation resulting in an additional director fee expense of $40,833 during the three months ended March 31, 2013.

The Company entered into an employment agreement with Mark Pacchini, our CEO, on July 1, 2013. The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue goals are achieved in a twelve month period. During the three months ended March 31, 2014, the revenue goals were amended. As of March 31, 2014 it did not appear probable that any of the required goals in the agreement will be achieved. As a result, there was no stock based compensation expense recognized related to this agreement. The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

Note 9 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We leased our Ft. Lauderdale office space for our corporate headquarters and technology group under a non-cancelable operating lease which expired June 30, 2013.   On July 1, 2013 we moved to a smaller space in Fort Lauderdale - approximately 600 square feet – which we leased at a rate of approximately $2,200 a month. On November 1, 2013 we moved to a smaller space – approximately 140 square feet within the same facility – which we lease at a rate of approximately $1,300 a month. By mid-2014 we intend to move our Fort Lauderdale operations into a less expensive leased space.

On October 4, 2013 we moved our corporate headquarters to Elmhurst, IL, where we lease approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expires on September 30, 2015. Lease payments are approximately $3,100 a month through September 30, 2014 increasing to $3,193 a month through September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Supplemental Non-Cash Information

During the three months ended March 31, 2013, the Company accrued fees associated with the equity raised in 2013 which were paid in the future issuances of common stock totaling $42,000 and issuance of warrants totaling $27,000. Additionally, in 2013, the Company reversed the accrued director fees balance of $81,667 upon the issuance of shares to officers and directors in lieu of cash compensation.

During the three months ended March 31, 2014, the Company issued common stock totaling $42,000 to Weiss, Sugar, Dvorak and Dusek, Ltd. for accounting services performed in 2013.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk Factors discussed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2013 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at www.rvue.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov .. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing DOOH and place-based media advertising. We provide media services, including an online, Internet based DSP that connects advertisers and/or advertising agencies with third party DOOH media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

As of March 31, 2014, approximately 190 networks comprising approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013:

Our unaudited results of operations for the three-month periods ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
	2014	2013
Revenue

rVue fees	$192,664	$79,289
Network	35,925	58,225
	228,589	137,514
Costs and expenses
Cost of revenue	169,759	64,843
Selling, general and administrative expenses	346,387	1,311,131
Depreciation and amortization	12,427	13,472
Interest income	-	(224)

	528,573	1,389,222

Loss before provision for income taxes	(299,984)	(1,251,708)
Provision for income taxes	-	-

Net loss	$(299,984)	$(1,251,708)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Shares used in computing net loss per share:

Basic and diluted	135,130,206	109,000,990

Revenue

Revenue was $228,589 for the three-month period ended March 31, 2014 compared to $137,514 for the three-month period ended March 31, 2013, a $91,075 increase, or 66.2%. We earned revenue as follows:

	Three Months ended March 31,
Revenue Category	2014	2013	$ Change	% Change

rVue Revenue – Core Fees	$192,664	$79,289	$113,375	143.0%

Network Revenue – Non Core Fees	35,925	58,225	(22,300)	-38.3%
Total Revenue	$228,589	$137,514	$91,075	66.2%

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

rVue revenue was $192,664 for the three-month period ended March 31, 2014, a $113,375 improvement over the $79,289 rVue revenue for the three-month period ended March 31, 2013. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2014 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2014 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

Network revenue was $35,925 for the three-month period ended March 31, 2014; a $22,300, or 38.3%, decrease compared to the $58,225 for the three-month period ended March 31, 2013. During 2014 we earned fixed monthly fees of $11,975 from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2014, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $169,759 for the three-month period ended March 31, 2014 compared to $64,843 for the three-month period ended March 31, 2013, a $104,916 increase, or 161.8%, and was comprised of:

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Compensation and benefits	$2,042	$1,349	$693	51.4%
Network services	186	180	6	3.3%
rVue operations	167,531	63,314	104,217	164.6%
Total	$169,759	$64,843	$104,916	161.8%

The increase in cost of revenue is attributable to a 143.0% increase in rVue revenue compared to March 31, 2013, and the change in revenue category mix. The increase in core revenues increases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $346,387 for the three-month period ended March 31, 2014 compared to $1,311,131 for the three-month period ended March 31, 2013, a $964,744 decrease, or 73.6%. Changes by major component of SG&A are:

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Compensation and benefits	$153,607	$135,438	$18,169	13.4%
Stock-based compensation expense	15,088	748,000	(732,912)	-98.0%
Facility expense	17,943	35,063	(17,120)	-48.8%
Communications expense	15,926	31,616	(15,690)	-49.6%
Travel expense	4,896	19,776	(14,880)	-75.2%
Advertising and marketing expense	570	65,905	(65,335)	-99.1%
Investor relations and investment banking fees	1,711	707	1,004	142.0%
Professional and consulting fees	95,004	247,327	(152,323)	-61.6%
Office support and supply expense	41,642	27,299	14,343	52.5%
Total	$346,387	$1,311,131	$(964,744)	-73.6%

Compensation and benefits increased $18,169, or 13.4% for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. This change was due to a $25,915 increase in the amount of payroll costs being capitalized for software development, a $7,735 increase in payroll and a $37,135 increase in the vacation accrual.

Stock-based compensation expense decreased $732,912 or 98.0% for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. This is due to the $748,000 of stock compensation paid to the prior CEO for his services performed as the acting CEO.

Advertising and marketing expense decreased by $65,335 or 99.1%, in the three-month period ended March 31, 2014, when compared to the three-month period ended March 31, 2013. This decrease is a result of rVue’s focus on cost reduction.

Professional and consulting fees for the three-month period ended March 31, 2014 decreased $152,323 or 61.6%, compared to the three-month period ended March 31, 2013. Consulting fees decreased approximately $117,000 due to consulting fees paid to former CEO Jason Kates, as prescribed in his separation agreement, legal fees decreased $14,105, fees related to SEC filings and Sarbanes-Oxley work decreased $10,583 and directors’ fees increased $66,608 while accounting and other fees increased $55,083.

Depreciation and amortization

Depreciation was $654 for the three-month period ended March 31, 2014 compared to $4,681 for the three-month period ended March 31, 2013, a $4,027 decline, or 86.0%. For the three-month period ended March 31, 2014, amortization expense for software development was $11,773, compared to $8,791 for the three-month period ended March 31, 2013, a $2,982 increase, or 33.9%. The decrease in depreciation is due to fixed assets being almost completely depreciated. Amortization expense for software development costs increased due to an increase in the amount of payroll being capitalized due to a refocus on software development beginning in the third quarter of 2013.

Interest income

Interest income was $0 for the three-month period ended March 31, 2014 compared to $224 for the three-month period ended March 31, 2013, a $224 decrease, or 100%. The Company switched banking relationships in the fourth quarter of 2013 and does not have an interest bearing account with its new bank. The Company is currently working with its bank to establish an interest bearing account. Interest income is a function of cash on hand.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents totaling $714,431. Since our inception, we have incurred net losses, and at March 31, 2014, we had an accumulated deficit of $12,046,827 and total stockholders’ equity of $761,382. We expect to continue to incur losses in fiscal 2014. The adequacy of our cash balances for the remainder of the year is dependent on an increase in business beyond current levels or additional investments by existing or new shareholders.

We did not have any material commitments for capital expenditures at March 31, 2014. We have budgeted capital expenditures of approximately $200,000 for fiscal 2014, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss arising from continuing operations in the three-month periods ended March 31, 2014 and 2013. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $262,508 for the three-month period ended March 31, 2014 compared to $404,733 for the three-month period ended March 31, 2013. In the three-month period ended March 31, 2014, cash was used to fund a net loss of $299,984, reduced by depreciation of $12,427, stock based compensation of $15,088, and decreased due to changes in operating assets and liabilities totaling $9,961.

In the three-month period ended March 31, 2013, cash was used to fund a net loss of $1,251,708, reduced by depreciation of $13,472, stock-based compensation expense of $748,000 and common stock issued for services valued at $40,833, and changes in operating assets and liabilities totaling $44,670.

Cash used in investing activities

Net cash used in investing activities totaled $42,650 for the three-month period ended March 31, 2014 compared to $18,183 in the three-month period ended March 31, 2013. In the three-month period ended March 31, 2014, cash used in investing activities consisted of $44,200 for software development costs and a decrease in deposits of $1,550. In the three-month period ended March 31, 2013, cash used in investing activities consisted of $18,283 for software development costs and $100 for deposits.

Cash from financing activities

Net cash provided by financing activities totaled $175,000 for the three-month period ended March 31, 2014, which were the proceeds from the sale of common stock. For the three-month period ended March 31, 2013, net cash provided by financing activities totaled $316,500 and were the proceeds from the sale of common stock.

Financial condition

As of March 31, 2014, we had a working capital surplus of $636,814, an accumulated deficit of $12,046,827 and total stockholders’ equity of $761,382, compared to a working capital surplus of $709,933, an accumulated deficit of $11,746,843 and total stockholders’ equity of $804,278 at December 31, 2013. The decline in our financial condition was due to losses incurred net the proceeds from the sale of $175,000 of stock during the quarter ended March 31, 2014.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances, we will have sufficient funds available to cover our cash requirements through the end of the year. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities. However, no assurance can be given that such expectations will materialize.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, management will review projected losses for the remainder of 2014 against cash on hand and consider raising capital if required.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2014 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against rVue Holdings, Inc., Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs alleged that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and rVue Holdings, Inc. On December 21, 2012, we moved to dismiss the Complaint on various grounds and moved to transfer the case from New York to Florida. The case was transferred to Florida and the motion to dismiss on other grounds was not ruled upon. At all times, we maintained and still maintain that the case was without merit and, therefore, we vigorously defended ourselves in connection therewith.  Ultimately, the parties reached a settlement to fully resolve the case.  The parties’ settlement agreement was approved by the Florida Court and, on May 2, 2014 the case was dismissed with prejudice pursuant to the Final Order of Dismissal with Prejudice.

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

On January 10, 2014, the Company issued 525,000 shares of its common stock to Ken Dvorak, as compensation for services provided to the Company.  The shares were issued to Mr. Dvorak without registration in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act, as a transaction by the Company not involving any public offering.

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

rVue Holdings, Inc.
(Registrant)

Date: May 13, 2014	By:	/s/ Mark P. Pacchini
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

