Form 10-Q
period 2014-06-30
RVUE HOLDINGS, INC.
filed 2014-08-13
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 13, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	140,222,189

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$398,757	$844,589
Accounts receivable	155,730	124,993
Prepaid expenses	19,772	10,856

Total current assets	574,259	980,438

Property and equipment, net	1,814	3,065

Software development costs	132,070	80,600
Deposits	4,730	10,680

	$712,873	$1,074,783

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$72,509	$132,121
Accrued expenses	137,950	113,384
Subscription investment payable	-	25,000
Deferred revenue	10,500	-

Total current liabilities	220,959	270,505

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 shares authorized at June 30, 2014 and December 31, 2013;135,793,618 issued and outstanding at June 30, 2014 and 132,221,476 at December 31, 2013	135,794	132,222
Additional paid-in capital	12,698,904	12,418,899
Accumulated deficit	(12,342,784)	(11,746,843)

Total stockholders' equity	491,914	804,278

	$712,873	$1,074,783

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Core fees	$199,508	$167,040	$392,172	$246,329
Non-core fees	31,500	35,925	67,425	94,150
	231,008	202,965	459,597	340,479
Costs and expenses
Cost of revenue	175,078	120,683	344,837	185,526
Selling, general and administrative expenses	332,620	413,583	679,007	1,724,713
Depreciation and amortization	19,267	10,075	31,694	23,548
Interest income	-	(90)		(314)
	526,965	544,251	1,055,538	1,933,473
Loss before provision for income taxes	(295,957)	(341,286)	(595,941)	(1,592,994)
Provision for income taxes	-	-	-	-
Net loss	$(295,957)	$(341,286)	$(595,941)	$(1,592,994)
Net loss per common share - basic and diluted	$$0.00	$$0.00	$$0.00	$($0.01)
Shares used in computing net loss per share: Basic and diluted	135,743,509	115,488,620	135,436,858	112,244,805

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	-	$-	132,221,476	$132,222	$12,418,899	$(11,746,843)	$804,278
Common stock issued for compensation and services	-	-	715,000	715	52,685	-	53,400
Common stock issued	-	-	2,857,142	2,857	197,143		200,000
Stock based compensation expense	-	-	-	-	30,177		30,177
Net loss	-	-	-	-	-	(595,941)	(595,941)
Balance, June 30, 2014	-	$-	135,793,618	$135,794	$12,698,904	$(12,342,784)	$491,914

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(595,941)	$(1,592,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,694	23,548
Stock-based compensation expense	30,177	748,000
Common stock issued for services	-	40,833

Changes in operating assets and liabilities:
Accounts receivable	(30,737)	80,959
Prepaid expenses	(8,915)	28,778
Accounts payable	(17,612)	(32,436)
Accrued expenses	35,965	(25,457)
Deferred revenue	10,500	-

Cash used in operating activities	(544,869)	(728,769)
Investing activities

Payments for property, equipment and software development	(81,913)	(23,015)
Change in deposits	5,950	(2,100)
Cash used in investing activities	(75,963)	(25,115)
Financing activities
Proceeds from the issuance of common stock	175,000	316,500

Cash provided by financing activities	175,000	316,500
Decrease in cash and cash equivalents	(445,832)	(437,384)
Cash and cash equivalents, beginning of period	844,589	848,174
Cash and cash equivalents, end of period	$398,757	$410,790

See supplemental non-cash information in Note 10.

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

The unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $12,342,784 at June 30, 2014. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, we raised $1,004,000 in the last two months of 2013 and an additional $200,000 through March of 2014 through the issuance of Common Stock to investors.

Subsequent to June 30, 2014, the Company raised an additional $310,000 through the issuance of Common Stock to investors. We believe the $310,000 capital raised along with continued operations will provide a sufficient amount of cash to continue through year-end. The Company may issue additional shares of Common Stock to investors throughout the remainder of 2014. However, no assurance can be given that such expectations will materialize or on what terms.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 3 - LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and six months ended June 30, 2014 and 2013, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and six months ended June 30, 2014 and 2013 since this would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(295,957)	$(341,286)	$(595,941)	$(1,592,994)

Denominator:
Weighted-average shares outstanding	135,743,509	115,488,620	135,436,858	112,244,805
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	135,743,509	115,488,620	135,436,858	112,244,805
Basic and diluted loss per share	$$0.00	$$0.00	$$0.00	$($0.01)

(1)

The following stock options, warrants and convertible notes outstanding as of June 30, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2014	2013
Stock options	-	-
Warrants	50,904	-
	50,904	-

NOTE 4 – FINANCIAL INSTRUMENTS

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from one of our customers accounted for 87.9% of total accounts receivable at June 30, 2014, and accounts receivable from three of our customers accounted for 80.9 % of total accounts receivable at December 31, 2013. We had no allowance for doubtful accounts at either June 30, 2014 or at December 31, 2013.

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

NOTE 6 – CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2014 and December 31, 2013:

Prepaid expenses	June 30, 2014	December 31, 2013
Insurance	$16,542	$8,510
Other	3,230	2,346
	$19,772	$10,856

Property and Equipment	Estimated Useful Lives (Years)	June 30, 2014	December 31, 2013
Computers and software	2 - 5	$91,083	$91,083
Furniture and equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(112,246)	(110,995)
Net property and equipment		$1,814	$3,065

Depreciation expense was $1,251 and $7,891 for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense was $597 and $3,210 for the three months ended June 30, 2014 and 2013, respectively.

Software Development Costs	Estimated Useful Lives (Months)	June 30, 2014	December 31, 2013
Software development costs	18	$1,230,626	$1,148,713
Less accumulated amortization		(1,098,556)	(1,068,113)
Net software development costs		$132,070	$80,600

Amortization expense was $30,443 and $15,658 for the six months ended June 30, 2014 and 2013, respectively. Amortization expense was $18,670 and $6,865 for the three months ended June 30, 2014 and 2013, respectively.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Expenses	June 30, 2014	December 31, 2013
Personnel costs	$15,134	$18,966
Professional fees	-	39,000
Network costs	105,316	37,918
Other	17,500	17,500
	137,950	113,384

NOTE 7 - INCOME TAXES

There is no income tax benefit for the losses for the six-month periods ended June 30, 2014 and 2013, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2013, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended June 30, 2014. We did not recognize any interest or penalties during 2013 related to unrecognized tax benefits, or through the period ended June 30, 2014.

NOTE 8 - STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the six month period ended June 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Options	Share	Term	Value
Balance at December 31, 2013	2,640,000	$0.17	8.41	-
Options granted	-	-
Options exercised	-	-
Options forfeited	(200,000)	$0.30	-	-
Balance at June 30, 2014	2,440,000	$0.16	8.10	$-
Exercisable at June 30, 2014	920,000	$0.22	6.25	$-
Expected to vest after June 30, 2014	1,520,000	$0.13	9.22	$-

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

We did not grant any options during the six-month period ended June 30, 2014 or during the six-month period ended June 30, 2013.

Stock based compensation expense was $15,088 and $0 for the three months ended June 30, 2014 and 2013, respectively. Stock based compensation expense was $30,177 and $748,000 for the six months ended June 30, 2014 and 2013, respectively.

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

In addition, the Company issued an aggregate of 816,667 shares to officers and directors in lieu of cash compensation resulting in additional director fee expense of $40,833 during the six months ended June 30, 2013.

The Company entered into an employment agreement with Mark Pacchini, our CEO, on July 1, 2013. The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue goals are achieved in a twelve month period. On January 1, 2014, the revenue goals for this employment agreement were amended. As of June, 30, 2014 it did not appear probable that any of the required goals in the agreement will be achieved. As a result, there was no stock based compensation expense recognized related to this agreement. The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Other Off-Balance Sheet Commitments

We leased our Ft. Lauderdale, Florida office space for our corporate headquarters and technology group under a non-cancelable operating lease which expired June 30, 2013. On July 1, 2013 we moved to a smaller space in Fort Lauderdale - approximately 600 square feet – which we leased at a rate of approximately $2,200 a month. On November 1, 2013 we moved to a smaller space – approximately 140 square feet within the same facility – which we lease at a rate of approximately $1,300 a month. By mid-2014 we intend to move our Fort Lauderdale operations into a less expensive leased space.

On October 4, 2013 we moved our corporate headquarters to Elmhurst, Illinois, where we lease approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expires on September 30, 2015. Lease payments are approximately $3,100 a month through September 30, 2014 increasing to $3,193 a month through September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

NOTE 10 – SUPPLEMENTAL NON-CASH INFORMATION

During the six months ended June 30, 2013, the Company accrued for fees associated with the equity raised in 2013 which will be paid in the future issuance of common stock totaling $42,000 and issuance of warrants totaling $27,000. Additionally, in 2013, the Company reversed the accrued director fees balance of $81,667 upon the issuance of shares to officers and directors in lieu of cash compensation.

During the six months ended June 30, 2014, the Company issued common stock totaling $42,000 to Ken Dvorak for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a law suit.

NOTE 11 – SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

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

Executive Overview

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing digital place-based media advertising (“DpbM”). We provide media services, including an online, Internet based DSP that connects advertisers and/or advertising agencies with third party DpbM media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

The rVue DSP is accessible via the Internet. Through rVue, once an advertising campaign has been agreed to between the advertiser and the DpbM network owner, the DpbM networks receive the display advertising to be shown on their installed base of digital media displays. rVue allows programming and advertising to be customized for display in specific venues, at specific times, and for demographic targeting. We provide the tools for advertisers and advertising agencies to customize campaigns for details as specific as location, customer preference, product availability, current events and other needs. We provide Proof-of-Play analytics and the network statistics necessary to monitor advertising on the networks and assist in evaluating the performance or refinements required for an advertising campaign, in some cases real time. Furthermore, rVue’s integrated analytics provide insight and opportunities for advertisers and agencies to extend the reach, impact and engagement of future campaigns.

As of June 30, 2014, approximately 190 networks comprising approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

We believe that consumers who are mobile are increasingly difficult to reach via traditional analog media platforms such as television, print and radio. Interaction with these consumers via multiple DpbM platforms has advantages. Advertisers desire, for example, to send pre-programmed, customized messages to specific geographic or demographic targets throughout the life of an advertising campaign. This can be achieved via the Internet, and we believe will increasingly be achieved through digital displays located along roadsides, on trains and buses and train platforms and bus stations, in elevators, in government offices, schools, restaurants and bars. All of these DpbM platforms are aggregated for advertiser and advertising agencies via the rVue DSP.

Similar models have been successfully deployed for Internet DSP’s, through Internet ad networks and exchanges that utilize similar services to sell banner and other advertising by websites and Internet publishers with excess inventory to monetize their assets. For example, Yahoo's Right Media Exchange leverages Yahoo's advertisers to assist publishers in monetizing available Internet advertising inventory. Our services provide a digital advertising solution that streamlines the process of planning, buying and optimizing display advertising on DpbM display networks. rVue is designed to simplify the process of buying and selling digital display ads while connecting all the market players — networks, advertisers, agencies, partners and developers — from a unified platform to do business more efficiently and effectively.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013:

Our unaudited results of operations for the three-month periods ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended
	June 30,
	2014	2013
Revenue
Core fees	$199,508	$167,040
Non-core fees	31,500	35,925
	231,008	202,965
Costs and expenses
Cost of revenue	175,078	120,683
Selling, general and administrative expenses	332,620	413,583
Depreciation and amortization	19,267	10,075
Interest income	-	(90)
	526,965	544,251
Loss before provision for income taxes	(295,957)	(341,286)
Provision for income taxes	-	-
Net loss	$(295,957)	$(341,286)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	135,743,509	115,488,620

Revenue

Revenue was $231,008 for the three-month period ended June 30, 2014 compared to $202,965 for the three-month period ended June 30, 2013, a $28,043 increase, or 13.8%. We earned revenue as follows:

	Three Months ended
	June 30,
Revenue Category	2014	2013	$ Change	% Change
Core fees	$199,508	$167,040	$32,468	0.19%
Non-core fees	31,500	35,925	(4,425)	(0.12)%
Total Revenue	$231,008	$202,965	$28,043	0.14%

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

Core fees were $199,508 for the three-month period ended June 30, 2014, a $32,468 improvement over the $167,040 Core fees for the three-month period ended June 30, 2013. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the second half of 2014 and into 2015 from advertisers and agencies for placing advertising within the DpbM category. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $31,500 for the three-month period ended June 30, 2014, a $4,425, or 12.3%, decrease compared to the $35,925 for the three-month period ended June 30, 2013. During the first quarter of 2014 we earned fixed monthly fees of $11,975, which changed to $10,500 per month in the second quarter, from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2014, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $175,078 for the three-month period ended June 30, 2014 compared to $120,683 for the three-month period ended June 30, 2013, a $54,395 increase, or 45.1%, and was comprised of:

	Three Months ended
	June 30,
	2014	2013	$ Change	% Change
Temporary labor	$2,890	$983	$1,907	194.0%
Network services	180	200	(20)	(10.0)%
rVue operations	172,008	119,500	52,508	43.9%
Total	$175,078	$120,683	$54,395	45.1%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $332,620 for the three-month period ended June 30, 2014, compared to $413,583 for the three-month period ended June 30, 2013 a $80,963 decrease, or 19.6%. Changes by major component of SG&A are:

	Three Months ended
	June 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$141,008	$145,782	$(4,774)	(3.3)%
Stock-based compensation expense	15,088	-	15,088	100.0%
Facility expense	17,400	32,851	(15,451)	(47.0)%
Communications expense	17,703	27,527	(9,824)	(35.7)%
Travel expense	5,892	23,231	(17,339)	(74.6)%
Advertising and marketing expense	14,724	8,906	5,818	(65.3)%
Investor relations and investment banking fees	-	553	(553)	(100.0)%
Professional and consulting fees	59,203	145,465	(86,262)	(59.3)%
Office support and supply expense	61,602	29,268	32,334	110.5%
Total	$332,620	$413,583	$(80,963)	(19.6)%

Compensation and benefits decreased $4,774, or 3.3% for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. This change was due to a $42,491 increase in salary and payroll related expenses offset by a $37,492 increase in the amount of payroll costs being capitalized for software development, and a $9,773 decrease in the vacation accrual.

Stock-based compensation expense varies depending on the term over which the options vest. Options were granted in the third and fourth quarter of 2013 resulting in stock-based compensation expense of $15,088 for the three-month period ended June 30, 2014.

Facility expense decreased $15,451 or 47.0% due to the move from the Fort Lauderdale, Florida offices to the Elmhurst, Illinois offices.

Advertising and marketing expense increased $5,818 or 65.3% due to $8,000 being paid for upgrades to the Company’s website in 2014 that was not incurred in 2013.

Professional and consulting fees for the three-month period ended June 30, 2014 were down $86,262, or 59.3%, compared to the three-month period ended June 30, 2013. Consulting fees were down $54,289 due to a consulting agreement with the former CEO of the Company expiring in 2013, and director fees were down $25,375 due to the elimination of director fees in the third quarter of 2013.

Depreciation and amortization

Depreciation and amortization was $19,267 for the three-month period ended June 30, 2014 compared to $10,075 for the three-month period ended June 30, 2013, a $9,192 increase, or 91.2%. For the three-month period ended June 30, 2014, the large increase in depreciation and amortization expense for software development costs is due to the increase in the amount of software development being capitalized over the last twelve months.

Six Months Ended June 30, 2014 and 2013:

Our unaudited results of operations for the six month periods ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Revenue
Core fees	$392,172	$246,329
Non-core fees	67,425	94,150
	459,597	340,479
Costs and expenses
Cost of revenue	344,837	185,526
Selling, general and administrative expenses	679,007	1,724,713
Depreciation and amortization	31,694	23,548
Interest income	-	(314)
	1,055,538	1,933,473
Loss before provision for income taxes	(595,941)	(1,592,994)
Provision for income taxes	-	-
Net loss	$(595,941)	$(1,592,994)
Net loss per common share - basic and diluted	$$0.00	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	135,436,858	112,244,805

Revenue

Revenue was $459,597 for the six-month period ended June 30, 2014 compared to $340,479 for the six-month period ended June 30, 2013, a $119,118 increase, or 35.0%. We earned revenue as follows:

	Six Months ended
	June 30,
Revenue Category	2014	2013	$ Change	% Change

Core Fees	$392,172	$246,329	$145,843	59.2%

Non-Core Fees	67,425	94,150	(26,725)	(28.4)%
Total Revenue	$459,597	$340,479	$119,118	35.0%

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

Core fees were $392,172 for the six month period ended June 30, 2014, a $145,843 or 59.2% improvement over the $246,329 rVue fees for the six-month period ended June 30, 2013. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the second half of 2014 and into 2015 from advertisers and agencies for placing advertising with DpbM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2014 and beyond. We cannot assure you that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $67,425 for the six-month period ended June 30, 2014, a $26,725, or 28.4%, decrease compared to the $94,150 for the six-month period ended June 30, 2013. During the first quarter of 2014 we earned fixed monthly fees of $11,975, which changed to $10,500 per month in the second quarter, from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2014, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $344,837 for the six-month period ended June 30, 2014 compared to $185,526 for the six-month period ended June 30, 2013, a $159,311 increase, or 85.9%, and was comprised of:

	Six Months ended
	June 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$4,932	$2,331	$2,601	111.6%
Network services	365	5,496	(5,131)	(93.4)%
rVue operations	339,540	177,699	161,841	91.1%
Total	$344,837	$185,526	$159,311	85.9%

The increase in cost of revenue is attributable to a $145,843 increase in rVue revenue and network mix compared to June 30, 2013. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

SG&A were $679,007 for the six-month period ended June 30, 2014, compared to $1,724,713 for the six month period ended June 30, 2013, a $1,045,706 decrease, or 60.6%. Changes by major component of SG&A are:

	Six Months ended
	June 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$294,615	$281,220	$13,395	4.8%
Stock-based compensation expense	30,177	748,000	(717,823)	(96.0)%
Facility expense	35,342	67,914	(32,570)	(48.0)%
Communications expense	33,898	59,142	(25,244)	(42.7)%
Travel expense	10,789	43,007	(32,218)	(74.9)%
Advertising and marketing expense	17,004	74,811	(57,807)	(77.3)%
Investor relations and investment banking fees	-	1,260	(1,260)	(100.0)%
Professional and consulting fees	154,207	392,793	(238,586)	(60.7)%
Office support and supply expense	102,975	56,566	46,409	82.0%
Total	$679,007	$1,724,713	$(1,045,706)	(60.6)%

Compensation and benefits increased $13,395, or 4.8% for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. This change was due to a $49,440 increase in salary and payroll related expenses and a $27,362 increase in the vacation accrual, offset by a $63,407 increase in the amount of payroll costs being capitalized for software development.

The stock-based compensation expense decrease for the six months ended June 30, 2014 relates to a board approved one-time $748,000, performance based payment in 2013 to a former director who served as the interim CEO and CFO for approximately one year. Stock-based compensation expense for the six months ended June 30, 2014 relates to options granted in the second half of 2013.

Advertising and marketing expense decreased by $57,807 or 77.3%, in the six-month period ended June 30, 2014, when compared to the six-month period ended June 30, 2013. This decrease is a result of rVue’s continued cost reduction decisions.

Professional and consulting fees for the six-month period ended June 30, 2014 decreased $238,586, or 60.7%, compared to the six-month period ended June 30, 2013. Consulting fees decreased approximately $171,289 due to the expiration of a consulting agreement with former CEO Jason Kates, and directors’ fees decreased $91,983 while legal, accounting and other fees increased $24,686.

Depreciation and amortization

Depreciation was $1,251 for the six-month period ended June 30, 2014 compared to $7,891 for the six-month period ended June 30, 2013, a $6,640 decline, or 84.1%. For the six-month period ended June 30, 2014, amortization expense for software development was $30,443, compared to $15,658 for the six-month period ended June 30, 2013, a $14,785 increase, or 94.4%. The large increase in amortization expense for software development costs is due to the increase in software development by rVue.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents totaling $398,757. Since our inception, we have incurred net losses, and at June 30, 2014, we had an accumulated deficit of $12,342,784 and total stockholders’ equity of $491,914. We expect to continue to incur losses in fiscal 2014. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

Subsequent to June 30, 2014, the Company raised an additional $310,000 through the issuance of Common Stock to investors. We believe the $310,000 capital raised along with continued operations will provide a sufficient amount of cash to continue through year-end. The Company may issue additional shares of Common Stock to investors throughout the remainder of 2014. However, no assurance can be given that such expectations will materialize or on what terms.

We did not have any material commitments for capital expenditures at June 30, 2014. We have budgeted capital expenditures of approximately $200,000 for fiscal 2014, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the six-month periods ended June 30, 2014 and 2013. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $544,869 for the six-month period ended June 30, 2014 compared to $728,769 for the six-month period ended June 30, 2013. In the six-month period ended June 30, 2014, cash was used to fund a net loss of $595,941, reduced by depreciation of $31,694, stock-based compensation expense of $30,177 and increased by changes in operating assets and liabilities totaling $10,799.

In the six-month period ended June 30, 2013, cash was used to fund a net loss of $1,592,994, reduced by depreciation of $23,548, stock-based compensation expense of $748,000, common stock issued for services valued at $40,833, and changes in operating assets and liabilities totaling $51,844.

Cash used in investing activities

Net cash used in investing activities totaled $75,963 for the six-month period ended June 30, 2014 compared to $25,115 of net cash used in investing activities in the six-month period ended June 30, 2013. In the six-month period ended June 30, 2014, cash used in investing activities consisted of $81,913 for fixed asset purchases and that amount was offset by a decrease in deposits of $5,950. In the six-month period ended June 30, 2013, cash used in investing activities consisted of $23,015 for software development costs and $2,100 for deposits.

Cash from financing activities

Net cash provided by financing activities totaled $175,000 for the six-month period ended June 30, 2014 which were the proceeds from the sale of common stock. For the six-month period ended June 30, 2013, net cash provided by financing activities totaled $316,500 which were the proceeds from the sale of common stock

Financial condition

As of June 30, 2014, we had a working capital surplus of $353,300, an accumulated deficit of $12,342,784 and total stockholders’ equity of $491,914, compared to a working capital surplus of $709,933, an accumulated deficit of $11,746,843 and total stockholders’ equity of $804,278 at December 31, 2013.

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

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, management will review projected second half (2014) losses against cash on hand and consider raising capital if required.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2014 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against the Company, Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs alleged that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and the Company. At all times, we denied any wrongdoing. This case was subsequently transferred to the United States District Court for the Southern District of Florida. Following the transfer, the parties entered into a Settlement Agreement whereby all parties acknowledged and agreed that the consideration exchanged in connection therewith was being exchanged solely to avoid the costs of further litigation and that same was not an acknowledgment or admission of any wrongdoing on the part of the Company or any other party. The material terms of the Settlement Agreement included the transfer of cash and common stock of the Company from various defendants, including the Company, to the plaintiffs to be distributed in accordance with the terms of Settlement Agreement. In exchange for that transfer, the plaintiffs agreed to voluntarily dismiss all claims asserted against the defendants, including those asserted against the Company, with prejudice, as well as exchange of mutual general releases with all of the defendants. With respect to the Company’s portion of the funds and common stock to be transferred, the Company agreed to transfer a total of $20,000.00 and 190,000 shares of common stock to the plaintiffs. The Settlement Agreement was subject to the approval of the Court. On May 5, 2014, following the Court’s approval of the Settlement Agreement, the Court entered the Final Order of Dismissal with Prejudice, dismissing the claims asserted with prejudice and closing the case.

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

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. This suit was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The complaint alleges claims of fraud, constructive fraud and conversion. The factual bases alleged to underlie these claims are Mr. Mullarkey’s submission of expenses for reimbursement from rVue for services rendered to Mr. Mullarkey’s other businesses and Mr. Mullarkey’s payment of consulting fees and directors fees to himself that were not authorized by rVue’s board of directors. The relief sought is compensatory damages in the amount of $250,459, as well as punitive damages. The reason for the delay in filing the suit was due to management’s internal review and investigation. Prior to filing, the Company requested Mr. Mullarkey, on numerous occasions, to provide back-up to the various questionable items that management uncovered, but despite promises to deliver such proof, the documentation was never delivered. When it became clear that Mr. Mullarkey would not cooperate, the suit was filed. It should be noted that this lawsuit will have no negative impact on the Company’s previously disclosed financial statements. The expenses in question have already been paid for by the Company. A positive outcome of this claim would result in an increase in cash and reported income.

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

rVue Holdings, Inc.
(Registrant)

Date: August 13, 2014	By:	/s/ Mark P. Pacchini
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