Form 10-Q
period 2014-09-30
RVUE HOLDINGS, INC.
filed 2014-11-13
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 13, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	140,222,189

RVUE HOLDINGS, INC.

TABLE OF CONTENTS

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$470,170	$844,589
Accounts receivable	200,414	124,993
Prepaid expenses	18,936	10,856

Total current assets	689,520	980,438

Property and equipment, net	1,238	3,065

Software development costs	136,578	80,600
Deposits	3,180	10,680

	$830,516	$1,074,783

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$137,363	$132,121
Accrued expenses	155,715	113,384
Subscription investment payable	−	25,000
Deferred revenue	10,500	−

Total current liabilities	303,578	270,505

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none	−	−
issued or outstanding
Common stock, $0.001 par value per share; 240,000,000 shares authorized at September 30, 2014 and December 31,2013;140,222,189 issued and outstanding at September 30, 2014 and 132,221,476 at December 31, 2013	140,222	132,222
Additional paid-in capital	13,019,563	12,418,899
Accumulated deficit	(12,632,847)	(11,746,843)

Total stockholders' equity	526,938	804,278

	$830,516	$1,074,783

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Core fees	$248,940	$111,268	$641,112	$357,597
Non-core fees	31,500	35,925	98,925	130,075
	280,440	147,193	740,037	487,672
Costs and expenses
Cost of revenue	219,392	77,266	564,229	262,792
Selling, general and administrative expenses	323,507	332,337	1,002,514	2,057,050
Depreciation and amortization	27,604	6,332	59,298	29,879
Interest income	−	(21)	−	(335)
	570,503	415,914	1,626,041	2,349,386
Loss before provision for income taxes	(290,063)	(268,721)	(886,004)	(1,861,714)
Provision for income taxes	−	−	−	−
Net loss	$(290,063)	$(268,721)	$(886,004)	$(1,861,714)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Shares used in computing net loss per share: Basic and diluted	139,200,211	116,675,425	136,691,309	113,715,618

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Preferred Stock			Common Stock		Additional Paid-In	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	−	$	−	132,221,476	$132,222	$12,418,899	$(11,746,843)	$804,278
Common stock issued for compensation and services	−		−	715,000	715	52,685	−	53,400
Common stock issued	−		−	7,285,713	7,285	502,715	−	510,000
Stock based compensation expense	−		−	−	−	45,264	−	45,264
Net loss	−		−	−	−	−	(886,004)	(886,004)
Balance, September 30, 2014	−	$	−	140,222,189	$140,222	$13,019,563	$(12,632,847)	$526,938

rVUE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September30,
	2014	2013
Operating activities
Net loss	$(886,004)	$(1,861,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,298	29,879
Stock-based compensation expense	45,264	754,723
Common stock issued for services	−	118,333

Changes in operating assets and liabilities:
Accounts receivable	(75,421)	11,491
Prepaid expenses	(8,080)	35,962
Accounts payable	47,242	(52,699)
Accrued expenses	53,731	(72,585)
Deferred revenue	10,500	−

Cash used in operating activities	(753,470)	(1,036,610)
Investing activities

Payments for property, equipment and software development costs	(113,449)	(59,402)
Change in deposits	7,500	11,310
Cash used in investing activities	(105,949)	(48,092)
Financing activities
Proceeds from the issuance of common stock	485,000	316,500

Cash provided by financing activities	485,000	316,500
Decrease in cash and cash equivalents	(374,419)	(768,202)
Cash and cash equivalents, beginning of period	844,589	848,174
Cash and cash equivalents, end of period	$470,170	$79,972

See supplemental non-cash information in Note 11.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“We”, “us” or the “Company”), was incorporated in the State of Nevada on November 12, 2008. We are an advertising technology company that has developed and operates an integrated advertising exchange and digital distribution platform – rVue – for the Digital Out-of-Home (“DOOH”) industry.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, useful lives of capitalized software development costs and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

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

The unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $12,632,847 at September 30, 2014. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. We intend to address this concern by focusing on revenue growth in the coming months and raising capital through the issuance of Common Stock to investors.

We have raised $510,000 thus far in 2014 through the issuance of Common Stock to investors.  We plan on issuing additional shares during the fourth quarter of 2014 and the first quarter of 2015.  We believe the capital raised to date along with the capital to be raised in the fourth quarter of 2014 and the first quarter on 2015 and continued operational growth will provide a sufficient amount of cash to continue through 2015.  However, no assurance can be given that such expectations will materialize or on what terms.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited

Note 3 – Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and nine months ended September 30, 2014 and 2013, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and nine months ended September 30, 2014 and 2013 since this would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(290,063)	$(268,721)	$(886,004)	$(1,861,714)

Denominator:
Weighted-average shares outstanding	139,200,211	116,675,425	136,691,309	113,715,618
Effect of dilutive securities(1)	-	-	-	-
Weighted-average diluted shares	139,200,211	116,675,425	136,691,309	113,715,618
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

(1)

The following stock options, warrants and convertible notes outstanding as of September 30, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	September 30,
	2014	2013
Stock options	−	−
Warrants	73,138	−
	73,138	−

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from three of our customers accounted for 93.2% of total accounts receivable at September 30, 2014, and accounts receivable from three of our customers accounted for 80.9% of total accounts receivable at December 31, 2013. We had no allowance for doubtful accounts at either September 30, 2014 or December 31, 2013.

Note 5 – Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable directly or indirectly.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited

We are responsible for the valuation process and as part of this process we used data from an outside source to establish fair value. We performed due diligence to understand the inputs used or how the data was calculated or derived, and we corroborated the reasonableness of external inputs in the valuation process.

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2014 and December 31, 2013:

Prepaid expenses	September 30, 2014	December 31, 2013

Insurance	$15,706	$8,510
Other	3,230	2,346
	$18,936	$10,856

	Estimated Useful Lives	September 30,	December 31,
Property and Equipment	(Years)	2014	2013

Computers and software	2 - 5	$91,083	$91,083
Furniture and equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(112,822)	(110,995)
Net property and equipment		$1,238	$3,065

Depreciation expense was $1,827 and $9,247 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense was $576 and $1,419 for the three months ended September 30, 2014 and 2013, respectively.

	Estimated Useful Lives	September 30,	December 31,
Software Development Costs	(Months)	2014	2013

Software development costs	18	$1,262,162	$1,148,713
Less accumulated amortization		(1,125,584)	(1,068,113)
Net software development costs		$136,578	$80,600

Amortization expense was $57,471 and $20,632 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense was $27,028 and $4,913 for the three months ended September 30, 2014 and 2013, respectively.

Accrued Expenses	September 30, 2014	December 31, 2013

Personnel costs	$13,195	$18,966
Professional fees	−	39,000
Network costs	125,020	37,918
Other	17,500	17,500
	$155,715	$113,384

RVUE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited

Note 7 – Income Taxes

There is no income tax benefit for the losses for the nine-month period ended September 30, 2014 and 2013, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the condensed consolidated statement of operations. At December 31, 2013, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended September 30, 2014. We did not recognize any interest or penalties during 2013 related to unrecognized tax benefits, or through the period ended September 30, 2014.

Note 8 – Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2013	2,640,000		$0.17	8.41	$	−
Options granted	−	$	−		$
Options exercised	−	$	−		$
Options forfeited	(300,000)		$0.25	−	$	−
Balance at September 30, 2014	2,340,000		$0.16	7.81	$	−
Exercisable at September 30, 2014	1,226,669		$0.2	6.71	$	−
Expected to vest after September 30, 2014	1,113,331		$0.12	9.01	$	−

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

We did not grant any options during the nine-month period ended September 30, 2014 or during the nine-month period ended September 30, 2013.

Stock based compensation expense was $15,088 and $6,723 for the three months ended September 30, 2014 and 2013, respectively. Stock based compensation expense was $45,264 and $754,723 for the nine months ended September 30, 2014 and 2013, respectively.

On March 29, 2013, the Board approved payment of 4.4 million shares to Michael Mullarkey, a director at the time, as compensation for serving as Acting CEO and Acting CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO and Acting CFO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The accomplishment of the objectives was determined in the first quarter of 2013, and the resulting expense of $748,000 was recorded during the three months ended March 31, 2013.

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

The Company entered into an employment agreement with Mark Pacchini, our CEO and acting CFO, on July 1, 2013.  The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue goals are achieved in a twelve month period.  On January 1, 2014, the revenue goals for this employment agreement were amended.  As of September 30, 2014 it did not appear probable that any of the required goals in the agreement will be achieved.  As a result, there was no stock based compensation expense recognized related to this agreement.  The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

Note 9 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

We leased our Fort Lauderdale, Florida office space for our corporate headquarters and technology group under a non-cancelable operating lease which expired June 30, 2013.   On July 1, 2013 we moved to a smaller space in Fort Lauderdale - approximately 600 square feet – which we leased at a rate of approximately $2,200 a month.  On November 1, 2013 we moved to a smaller space – approximately 140 square feet within the same facility – which we lease at a rate of approximately $1,300 a month.  We closed our Fort Lauderdale office in the third quarter of 2014.

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

Note 10 - Related Party Transactions and Certain Other Transactions

During the three months ended September 30, 2014, the Company had sales of $9,907 to a customer that the Company's chief executive officer is a board member.  At September 30, 2014, accounts receivable related to this customer totaled $9,907.

Note 11 – Supplemental Non-Cash Information

During the nine months ended September 30, 2014, the Company issued common stock totaling $42,000 to Ken Dvorak for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a law suit.

During the nine months ended September 30, 2013, the Company issued 700,000 shares of common stock and 450,000 warrants to purchase common stock for fees associated with the equity raised in 2013.  Also, the Company issued 500,000 shares of common stock to the former CEO of the Company for consulting services he performed subsequent to leaving the Company. Additionally, in 2013, the Company reversed the accrued director fees balance of $81,667 upon the issuance of shares to officers and directors in lieu of accrued cash compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” “intends,”  “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk Factors discussed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2013 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at www.rvue.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

As of September 30, 2014, approximately 190 networks comprising approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Similar models have been successfully deployed for Internet DSP’s, through Internet ad networks and exchanges that utilize similar services to sell banner and other advertising by websites and Internet publishers with excess inventory to monetize their assets. For example, Yahoo's Ad Exchange, formerly known as Right Media Exchange, leverages Yahoo's advertisers to assist publishers in monetizing available Internet advertising inventory. Our services provide a digital advertising solution that streamlines the process of planning, buying and optimizing display advertising on DpbM display networks. rVue is designed to simplify the process of buying and selling digital display ads while connecting all the market players — networks, advertisers, agencies, partners and developers — from a unified platform to do business more efficiently and effectively.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013:

Our unaudited results of operations for the three-month periods ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended
	September 30,
	2014	2013
Revenue
Core fees	$248,940	$111,268
Non-core fees	31,500	35,925
	280,440	147,193
Costs and expenses
Cost of revenue	219,392	77,266
Selling, general and administrative expenses	323,507	332,337
Depreciation and amortization	27,604	6,332
Interest income		(21)
	570,503	415,914
Loss before provision for income taxes	(290,063)	(268,721)
Provision for income taxes	-	-
Net loss	$(290,063)	$(268,721)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	139,200,211	116,675,425

Revenue

Revenue was $280,440 for the three-month period ended September 30, 2014 compared to $147,193 for the three-month period ended September30, 2013, a $133,247 increase, or 90.5%. We earned revenue as follows:

	Three Months Ended September 30,
Revenue Category	2014	2013	$ Change	% Change
Core fees	$248,940	$111,268	137,672	123.7%
Non-core fees	31,500	35,925	(4,425)	(12.3%)
Total Revenue	$280,440	$147,193	133,247	90.5%

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

Core fees were $248,940 for the three-month period ended September 30, 2014, a $137,672 or 123.7% improvement over the $111,268 Core fees for the three-month period ended September 30, 2013. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the fourth quarter of 2014 and into 2015 from advertisers and agencies for placing advertising within the DpbM category. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot be certain that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $31,500 for the three-month period ended September 30, 2014; a $4,425, or 12.3%, decrease compared to the $35,925 for the three-month period ended September 30, 2013. During the first quarter of 2014 we earned fixed monthly fees of $11,975, which changed to $10,500 per month in the second quarter of 2014, from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2014, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $219,392 for the three-month period ended September 30, 2014 compared to $77,266 for the three-month period ended September 30, 2013, a $142,126 increase, or 183.9%, and was comprised of:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Managed services	$3,419	$1,326	2,093	157.8%
Network services	215,973	75,940	140,033	184.4%
Total	$219,392	$77,266	142,126	183.9%

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $323,507 for the three-month period ended September 30, 2014, compared to $332,337 for the three-month period ended September 30, 2013 a $8,830 decrease, or 2.7%. Changes by major component of SG&A are:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$143,071	$114,599	28,472	24.8%
Stock-based compensation expense	15,088	6,723	8,365	124.4%
Facility expense	11,252	10,300	952	9.2%
Communications expense	17,547	22,357	(4,810)	(21.5)%
Travel expense	11,222	4,260	6,962	163.4%
Advertising and marketing expense	12,382	3,260	9,122	279.8%
Investor relations fees	4,363	576	3,787	657.5%
Professional and consulting fees	45,696	145,235	(99,539)	(68.5)%
Office support and supply expense	62,886	25,027	37,859	151.3%
Total	$323,507	$332,337	(8,830)	(2.7)%

Compensation and benefits increased $28,472, or 24.8% for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. This change was due to a $26,145 increase in salary and payroll related expenses increased by a $4,851 decrease in the amount of payroll costs being capitalized for software development, and offset by a $2,524 decrease in the vacation accrual.

Stock-based compensation expense varies depending on the term over which the options vest.  Options were granted in the third and fourth quarter of 2013.   Stock-based compensation expense increased $8,365 or 124.4% when compared to the three months ended September 30, 2013 due to three months of expense of both the third and fourth quarter 2013 option grants versus two months of the third quarter 2013 grants in 2013.

Communications expense decreased $4,810 or 21.5% when compared to the three months ended September 30, 2013 due to elimination of certain services and cost reductions in current services in 2014.

Travel expense increased $6,692 or 163.4% when compared to the three months ended September 30, 2013 due to an increase in sales related travel in 2014.

Advertising and marketing expense increased $9,122 or 279.8% due to $11,500 being paid to be an event sponsor at a DPPA event in 2014.

Investor relations fees expense increased $3,787 or 657.5% due to fees paid to an investor relations firm in 2014 that was not utilized by rVue in 2013.

Professional and consulting fees for the three-month period ended September 30, 2014 were down $99,539, or 68.5%, compared to the three-month period ended September 30, 2013. Consulting fees were down $5,400 due to a consulting agreement with the former CEO of the Company expiring in 2013, and director fees were down $22,918 due to the elimination of director fees in the third quarter of 2013.  Legal fees were down $22,118 due to a decrease in the need for litigation services in 2014, and accounting fees decreased $44,565 due to the elimination of fees that were incurred to prepare additional quarterly filings in 2013. Public/SEC related fees decreased $4,500 for the three-month period ended September 30, 2014 due to a $4,500 annual SEC filing service fee paid in the third quarter of 2013; we currently pay quarterly filing fees to a different filing service firm at a reduced fee from the prior filing service firm.

Office support and supply expense increased $37,859 or 151.3% when compared to the three months ended September 30, 2013 due mainly to a $40,085 increase in contract labor in 2014.

Depreciation and amortization

Depreciation and amortization was $27,604 for the three-month period ended September 30, 2014 compared to $6,332 for the three-month period ended September 30, 2013, a $21,272 increase, or 335.94%. For the three-month period ended September 30, 2014, the large increase  in depreciation and amortization expense for software development costs is due  to the increase in the amount of software development being capitalized over the last twelve months.

Nine Months Ended September 30, 2014 and 2013:

Our unaudited results of operations for the nine-month periods ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Revenue
Core fees	$641,112	$357,597
Non-core fees	98,925	130,075
	740,037	487,672
Costs and expenses
Cost of revenue	564,229	262,792
Selling, general and administrative expenses	1,002,514	2,057,050
Depreciation and amortization	59,298	29,879
Interest income	-	(335)
	1,626,041	2,349,386
Loss before provision for income taxes	(886,004)	(1,861,714)
Provision for income taxes	-	-
Net loss	$(886,004)	$(1,861,714)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	136,691,309	113,715,618

Revenue

Revenue was $740,037 for the nine-month period ended September 30, 2014 compared to $487,672 for the nine- month period ended September 30, 2013, a $252,365 increase, or 51.8%. We earned revenue as follows:

	Nine Months Ended September 30,
Revenue Category	2014	2013	$ Change	% Change
Core Fees	$641,112	$357,597	283,515	79.3%
Non-Core Fees	98,925	130,075	(31,150)	(23.9)%
Total Revenue	$740,037	$487,672	252,365	51.8%

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

Core fees were $641,112 for the nine-month period ended September 30, 2014, a $283,515 or 79.3% improvement over the $357,597 rVue fees for the nine-month period ended September 30, 2013. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the fourth quarter of 2014 and into 2015 from advertisers and agencies for placing advertising with DpbM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2014 and beyond. We cannot be certain that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $98,925 for the nine-month period ended September 30, 2014, a $31,150, or 23.9%, decrease compared to the $130,075 for the nine-month period ended September 30, 2013. During the first quarter of 2014 we earned fixed monthly fees of $11,975, which changed to $10,500 per month in the second quarter, from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2014, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $564,229 for the nine-month period ended September 30, 2014 compared to $262,792 for the nine-month period ended September 30, 2013, a $301,437 increase, or 114.7%, and was comprised of:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Managed service	$8,716	$9,153	(437)	(4.8)%
Network services	555,513	253,639	301,874	119.0%
Total	$564,229	$262,792	301,437	114.7%

The increase in cost of revenue is attributable to a 79.3% increase in Core fees revenue and network mix compared to September 30, 2013. The increase in Core related revenues increases the cost of network services.

Selling, general and administrative expenses

SG&A expenses were $1,002,514 for the nine-month period ended September 30, 2014, compared to $2,057,050 for the nine-month period ended September 30, 2013, a $1,054,536 decrease, or 51.3%. Changes by major component of SG&A expenses are:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$437,686	$395,818	41,868	10.6%
Stock-based compensation expense	45,264	754,723	(709,459)	(94.0)%
Facility expense	46,596	78,214	(31,618)	(40.4)%
Communications expense	51,445	81,499	(30,054)	(36.9)%
Travel expense	22,011	47,267	(25,256)	(53.4)%
Advertising and marketing expense	21,634	78,071	(56,437)	(72.3)%
Investor relations fees	12,115	1,836	10,279	559.9%
Professional and consulting fees	199,902	538,028	(338,126)	(62.9)%
Office support and supply expense	165,861	81,594	84,267	103.3%
Total	$1,002,514	$2,057,050	(1,054,536)	(51.3)%

Compensation and benefits expense increased $41,868, or 10.6% for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. This change was due to a $75,585 increase in salary and payroll related expenses and a $24,838 increase in the vacation accrual, offset by a $58,556 increase in the amount of payroll costs being capitalized for software development.

The stock-based compensation expense decrease for the nine months ended September 30, 2014 relates to a board approved one-time $748,000, performance based payment in 2013 to a former director who served as the interim CEO and CFO for approximately one year.  Stock-based compensation expense for the nine months ended September 30, 2014 relates to options granted in the second half of 2013.

Facility expense decreased $31,618 or 40.4% when compared to the nine months ended September 30, 2013 due to the move of the corporate headquarters in the second quarter of 2013 to an office with lower monthly rent.

Communications expense decreased $30,054 or 36.9% when compared to the nine months ended September 30, 2013 due to elimination of certain services and cost reductions in current services in 2014.

Travel expense decreased $25,526 or 53.4% when compared to the nine months ended September 30, 2013 primarily due to travel expenses incurred by the prior CEO in 2013 that were not incurred in 2014.

Advertising and marketing expense decreased by $56,437 or 72.3%, in the nine-month period ended September 30, 2014, when compared to the nine-month period ended September 30, 2013. This decrease is a result of our continued cost reduction decisions.

Investor relations fees expense increased $10,279 or 559.9% due to fees paid to an investor relations firm in 2014 that we did not utilize in 2013.

Professional and consulting fees for the nine-month period ended September 30, 2014 decreased $338,126, or 62.8%, compared to the nine-month period ended September 30, 2013. Consulting fees decreased approximately $176,689 due to the expiration of a consulting agreement with former CEO Jason Kates, directors’ fees decreased $114,901 due to the elimination of director fees in the third quarter of 2013, legal fees decreased $36,158 due to a decrease in the need for litigation services in 2014, and accounting and other fees decreased $10,379.

Office support and supply expense increased $84,267 or 103.3% when compared to the nine months ended September 30, 2013 due primarily to a $94,432 increase in contract labor offset by a $10,165 decrease in a number of office support and supply expense accounts in 2014.

Depreciation and amortization

Depreciation was $1,827 for the nine-month period ended September 30, 2014 compared to $9,247 for the nine-month period ended September 30, 2013, a $7,420 decline, or 80.2%. For the nine-month period ended September 30, 2014, amortization expense for software development was $57,472, compared to $20,632 for the nine-month period ended September 30, 2013, a $36,839 increase, or 178.6%. The large increase in amortization expense for software development costs is due to the increase in software development by the Company in 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents totaling $470,170. Since our inception, we have incurred net losses, and at September 30, 2014, we had an accumulated deficit of $12,632,847 and total stockholders’ equity of $526,938. We expect to continue to incur losses in fiscal 2014. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months and raising capital through the issuance of Common Stock to investors.

We have raised $510,000 thus far in 2014 through the issuance of Common Stock to investors.  We plan on issuing additional shares during the fourth quarter of 2014 and the first quarter of 2015.  We believe the capital raised to date along with the capital to be raised in the fourth quarter of 2014 and the first quarter of 2015 and continued operational growth will provide a sufficient amount of cash to continue through 2015.  However, no assurance can be given that such expectations will materialize or on what terms.

We did not have any material commitments for capital expenditures at September 30, 2014. We have budgeted capital expenditures of approximately $200,000 for fiscal 2014, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss not arising from continuing operations in the nine-month periods ended September 30, 2014 and 2013. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $753,470 for the nine-month period ended September 30, 2014 compared to $1,036,610 for the nine-month period ended September 30, 2013. In the nine-month period ended September 30, 2014, cash was used to fund a net loss of $886,004, reduced by depreciation of $59,298, stock-based compensation expense of $45,264 and changes in operating assets and liabilities totaling $27,972.

In the nine-month period ended September 30, 2013, cash was used to fund a net loss of $1,861,714, reduced by depreciation of $29,879, stock-based compensation expense of $754,723, common stock issued for services valued at $118,333, and increased by changes in operating assets and liabilities totaling $77,831.

Cash used in investing activities

Net cash used in investing activities totaled $105,949 for the nine-month period ended September 30, 2014 compared to $48,092 of net cash used in investing activities in the nine-month period ended September 30, 2013. In the nine-month period ended September 30, 2014, cash used in investing activities consisted of $113,949 for fixed asset purchases and that amount was offset by a decrease in deposits of $7,500. In the nine-month period ended September 30, 2013, cash used in investing activities consisted of $59,402 for software development costs and that amount was offset by a decrease in deposits of $11,310.

Cash from financing activities

Net cash provided by financing activities totaled $485,000 for the nine-month period ended September 30, 2014 which were the proceeds from the sale of common stock. For the nine-month period ended September 30, 2013, net cash provided by financing activities totaled $316,500 which were the proceeds from the sale of common stock

Financial condition

As of September 30, 2014, we had a working capital surplus of $385,942, an accumulated deficit of $12,632,847 and total stockholders’ equity of $526,938, compared to a working capital surplus of $709,933, an accumulated deficit of $11,746,843 and total stockholders’ equity of $804,278 at December 31, 2013.

At December 31, 2013 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months and raising capital through the issuance of Common Stock to investors.

We have raised $510,000 thus far in 2014 through the issuance of Common Stock to investors.  We plan on issuing additional shares during the fourth quarter of 2014 and the first quarter of 2015.  We believe the capital raised to date along with the capital to be raised in the fourth quarter of 2014 and the first quarter of 2015 and continued operational growth will provide a sufficient amount of cash to continue through 2015.  However, no assurance can be given that such expectations will materialize or on what terms.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2014 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc. (Argo), asserted claims individually and derivatively on behalf of Argo against the Company, Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs alleged that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and the Company.  At all times, we denied any wrongdoing.  This case was subsequently transferred to the United States District Court for the Southern District of Florida.  Following the transfer, the parties entered into a Settlement Agreement whereby all parties acknowledged and agreed that the consideration exchanged in connection therewith was being exchanged solely to avoid the costs of further litigation and that same was not an acknowledgment or admission of any wrongdoing on the part of the Company, rVue, Inc. or any other party.  The material terms of the Settlement Agreement included the transfer of cash and common stock of the Company from various defendants, including the Company, to the plaintiffs to be distributed in accordance with the terms of Settlement Agreement.  In exchange for that transfer, the plaintiffs agreed to voluntarily dismiss all claims asserted against the defendants, including those asserted against the Company, with prejudice, as well as exchange of mutual general releases with all of the defendants.  With respect to the Company’s portion of the funds and common stock to be transferred, the Company agreed to transfer a total of $20,000.00 and 190,000 shares of common stock to the plaintiffs. The Settlement Agreement was subject to the approval of the Court. On May 5, 2014, following the Court’s approval of the Settlement Agreement, the Court entered the Final Order of Dismissal with Prejudice, dismissing the claims asserted with prejudice and closing the case.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced a lawsuit in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe it a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the underlying agreement. We believe the suit is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not have a probable liability related to this suit that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this litigation, however, our financial condition or operating results could be materially adversely affected.

On June 4, 2014, rVue, Inc. filed a lawsuit against a former director and officer of the Company, Michael Mullarkey, who left the Company on May 31, 2013. This suit was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The complaint alleges claims of fraud, constructive fraud and conversion. The factual bases alleged to underlie these claims are Mr. Mullarkey’s submission of expenses for reimbursement from the Company for services rendered to Mr. Mullarkey’s other businesses and Mr. Mullarkey’s payment of consulting fees and directors fees to himself that were not authorized by the Company’s board of directors. The relief sought is compensatory damages in the amount of $250,459, as well as punitive damages. The reason for the delay in filing the suit was due to management’s internal review and investigation. Prior to filing, the Company requested, on numerous occasions, that Mr. Mullarkey provide back-up for various questionable items that management uncovered, but despite promises to deliver such proof, the documentation was never delivered. Mr. Mullarkey moved to dismiss all three counts of the complaint. In September 2014, the court denied Mr. Mullarkey’s motion as to the fraud and constructive fraud claims, and granted the motion with regard to the conversion claim, allowing the Company leave to amend the complaint following its issuance of a formal demand to Mr. Mullarkey for the funds. A demand has been issued, and the complaint will be amended accordingly. The parties have agreed to meet in early November to determine whether this case may be resolved.      It should be noted that this suit will have no negative impact on the Company’s previously disclosed financial statements.  The expenses in question have already been paid for by the Company. A positive outcome of this suit would result in an increase in cash and reported income.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

rVue Holdings, Inc.
(Registrant)

Date: November 13, 2014	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)