Form 10-K
period 2014-12-31
RVUE HOLDINGS, INC.
filed 2015-02-12
CIK 1455206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed third quarter (2014) was approximately $8,072,622 (73,387,476 x $.11). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2015 there were 141,944,156 shares of Common Stock, par value $0.001 per share, outstanding.

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

Corporate History and Acquisition

We were incorporated as Rivulet International, Inc. in the State of Nevada on November 12, 2008. Prior to May 13, 2010, we were a shell company in the development stage, had no revenue, and our efforts were devoted to entering the automobile export business. On March 29, 2010 we (1) declared a stock dividend of 11.25490196078 shares of Common Stock for every one share of Common Stock then outstanding, and (2) amended and restated our certificate of incorporation in order to: (a) change our name to rVue Holdings, Inc., (b) designate a registered agent and registered office, (c) increase the number of authorized shares of capital stock from 75,000,000 shares to 150,000,000 shares, divided into two classes: 140,000,000 shares of common stock, par value $.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $.001 per share (the “Preferred Stock”), (d) set the number of directors of the Company at no less than 1, (e) state the legal purpose of the Company, (f) provide for the limitation of liability of directors of the Company to the fullest extent permitted by Nevada law, and (g) provide for the indemnification of officers and directors of the Company to the fullest extent permissible under Nevada law.

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

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Media Networks (DPBM). We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DPBM networks, that allows rVue to create for the advertiser a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute campaigns on behalf of advertising clients or their agencies. For the year ended December 31, 2014, we had revenue of $1,271,428 from the rVue platform (approximately $130,425 in non-core revenue and approximately $1,141,003 in core revenue).

In connection with the Transaction, the Company acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology. Such software and technology included the rVue DSP technology and software as well as legacy rVue client and server software, which allows an end user to manage and operate a DPBM network. The client software is used to manage each screen or site and the server software is used to manage the client software.

We provide monitoring and troubleshooting services on a 24/7 basis to a large advertiser for a private display network that they own on a month-to-month basis for which we received $11,975 per month for the first three months and $10,500 per month for the following nine months of 2014. We entered into a one year contract to provide these services with the same large advertiser for $10,500 per month through September 30, 2015, but consider this non-core revenue. The primary forward strategy of our business is to earn transaction fees and margin from rVue technology and strategic media services, as discussed elsewhere herein.

Our Products and Services

We operate rVue, a DSP for planning, buying and managing DPBM and place-based media advertising. We provide an online, internet based DSP that connects advertisers and/or advertising agencies with third party DPBM media or networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

The rVue DSP is accessible via the internet. Through rVue, once an advertising campaign has been agreed to between the advertiser and the DPBM network owner, the DPBM networks receive the display advertising to be shown on their installed base of digital media displays. rVue allows programming and advertising to be customized for display in specific venues, at specific times, and for demographic targeting. We provide the tools for advertisers and advertising agencies to customize campaigns for details as specific as location, customer preference, product availability, current events and other needs. We provide Proof-of-Play analytics and the network statistics necessary to monitor advertising on the networks and assist in evaluating the performance or refinements required for an advertising campaign, in some cases real time. In addition, our, integrated analytics provide insight and opportunities for advertisers and agencies to extend the reach, impact and engagement of future campaigns.

As of December 31, 2014, approximately 175 networks comprising approximately 1,200,000 screens and delivering over 250 million daily impressions representing the top market areas are accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Under a contractual arrangement with a large advertiser we provide technical services on a monthly basis for a fixed monthly payment resulting in total revenue of approximately $130,425 in 2014. Under these arrangements, we provide technical services, including network monitoring, troubleshooting and maintenance, among other services. See the Revenue section for more information.

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

Our Approach

rVue allows advertisers to select as many or as few of the DPBM screens that are available through rVue when creating media plans and advertising campaigns. Offers can then be submitted to each of those networks and we negotiate the final campaign price. Networks may accept, reject or counter-offer. We act as a principal to purchase advertising on behalf of a client who issues a purchase order for the strategic media services we provide. We contract in our name with the networks to purchase the necessary space and time to execute the campaign. We assume the full financial risk of the campaign and are liable to the networks for the cost of network space and time.

Customers and Market

A DPBM network is an accumulation of Out of Home digital displays. rVue does not own any DPBM networks, but provides a platform that connects advertisers with networks. rVue’s customers are the advertisers who advertise on the DPBM displays. As an internet based platform for DPBM, rVue is a platform that intelligently connects the advertiser to these third-party networks providing an opportunity for displays and messages to be delivered to these screens and billboards. Information can be directed from advertisers, across our platform, to a single screen or a group of screens that are owned by one, or many, networks, and information such as frequency, location and timing of displayed advertisements can be fed back across our platform to advertisers.

rVue gathers traffic to its internet site from internet users who have a need for rVue’s services and who use internet based search tools to find companies like rVue. rVue promotes its business through direct contact with advertising agencies and media placement services that rVue has identified as representing advertisers that will likely advertise on DPBM networks, through word of mouth, and through inquiries received as a result of press that rVue has received in trade publications.

The DPBM media sector is one of the fastest growing advertising segments in the U.S. Furthermore, in 2014 the U.S. was the largest DPBM market among 28 countries reviewed by PQ Media, with $2.37 billion in revenues. This sector enables advertisers to engage target consumers in captive locations during their daily routines through video advertising networks, digital billboards and ambient ad platforms. The media platforms are further categorized by various venues and locations, including theaters, retail, offices, entertainment, transit, universities, roadside, and on various objects. rVue does not own any networks or displays. Instead, we rely on network companies connected to our platform who install and manage the physical digital signage.

According to PQ Media’s Global Digital Out-of-Home Media Forecast, as the global economy continues to improve, marketers have invested more heavily in DPBM and consequently network operators have invested in more digital screens and environments. PQ Media, a leading provider of global media econometrics and emerging media research, estimates global Digital Out of Home revenue growth in 2014 rising 11.3% to $9.87 billion. Specifically, PQ Media expects the U.S. market to also see the accelerated growth expanding 8.7% to $2.37 billion.

DPBM will be one of the fastest-growing media segments around the world over the next five years, according to Magna Global’s latest advertising forecast, with a compounded annual growth rate of 16.9% through 2017, more than three times the overall media average. That puts DPBM behind only mobile, programmatic, and online video, which are estimated to grow at 30.6%, 25% and 20.3%, respectively. In contrast, overall growth across all media channels is 5.2%.

Advertisers and Agencies

rVue provides one central conduit for advertiser and agency DPBM needs. Once an advertiser or agency has determined the specific market they wish to target, rVue simplifies the complexities of a media buy. Using rVue's web-based interface, a “campaign” is created in six simple steps: (i) enter the campaign details; (ii) enter their target locations by media market, address, single point or multi-point location search; (iii) pick the desired demographics/audience; (iv) select the environment type; (v) create the offers, insertion orders and flight schedules; and (vi) submit the offers to the selected networks and negotiate acceptance with each network. Once a campaign is accepted and is ready to commence, the advertiser’s video content is uploaded to rVue's servers via the internet. We review the uploaded content to ensure quality control and then deploy the content to the networks. Once the advertisement is running, participating advertisers and agencies have access to reporting tools through the rVue website. rVue's progress reports provide analytics and proof of playback, so every broadcast is accounted for.

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

rVue’s platform makes loading content onto a network’s existing system as easy as copying music onto an mp3 player. Networks utilizing this software can click, drag and drop the creative content to incorporate it into their schedules. rVue does not require special manipulation of the content by the network; we do that processing for the network according to its profile. So, rVue-provided content will play seamlessly on the network, alongside in-house commercials or other outside advertising. Furthermore, rVue enables networks to manage multiple locations with ease. Networks may schedule ads for different days and times and preview the content in their browser, exactly as it will appear on their DPBM screens.

Revenue

Total revenue for the years ended December 31, 2014 and 2013 was $1,271,428 and $674,406 respectively.

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

This is the focus of our business. rVue revenue for the years ended December 31, 2014 and 2013 was $1,141,003 and $508,406, respectively. We believe that, as the rVue platform gains traction among advertisers and agencies, we may generate additional revenue in 2015 and beyond. However, there is no assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DPBM networks.

Network Revenue – Non-core fees

We provide network services and receive fees, either under contract or on a monthly basis, to a large advertiser, which is more fully described below. Network revenue for the years ended December 31, 2014 and 2013 was $130,425 and $166,000, respectively.

We assist a large advertiser with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. We expect to continue to receive revenue for these services of $10,500 per month from a large advertiser through September 2015, but we do not intend to pursue new network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed above.

Competition

We face competition from traditional media and advertising agencies, as well as other aggregators of DPBM networks. Aggregators, such as Vistar, database operators such as Domedia, ad networks such as Vukunet, and network operators, such as Gas Station TV, Captivate and Zoom, each of whom maintains internal sales forces and negotiates directly with advertisers, as well as other brokers and agencies who contract directly with individual DPBM networks, also compete with us. In addition, advertisers may seek out networks, which maintain internal sales forces and purchase or place ad content with them directly.

We distinguish our product line from our competitors' offerings by being a "one-stop shopping" source for our customers. Many competitors in our markets offer a far narrower choice of network operators than we offer. For example, some competitors resell only 20-30 networks, while we offer access to nearly 180 networks. We have developed an API to connect our technology to participating network operators, so that our network information for clients is as current as possible. We strive to meet every customer's needs at every level and partner with them across product lines and extensions.

Patents, Trademarks, and Licenses

Our policy is to be globally compliant with intellectual property rights. Advertisers and agencies are contractually obligated to advise us when they upload content for airing on networks via rVue for which they do not hold distribution rights. We rely on our advertisers to ensure that the content that they upload to us does not infringe on the intellectual property rights of others. We expect to pursue new intellectual property protection in 2015.

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

Traditional over-the-air and cable television broadcasting businesses are generally subject to extensive government regulation and significant regulatory oversight in most jurisdictions in which we operate. Regulations typically govern the issuance, amendment, renewal, transfer and ownership of over-the-air broadcast licenses, cable franchise licenses, competition and cross ownership and sometimes also govern the timing and content of programming, the timing, content and amount of commercial advertising and the amount of foreign versus domestically produced programming. In many jurisdictions, including the United States and Canada, there are also significant restrictions on the ability of foreign entities to own or control traditional over-the-air television broadcasting businesses. We are not aware of any regulations in any of the jurisdictions in which our affiliated networks operate that would require us to be licensed to distribute content over the public internet.

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

Employees

As of December 31, 2014, we employed 9 full time employees. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

At December 31, 2014, we had $418,803 of cash on hand and working capital of $437,555. Our limited operating history makes it difficult to accurately forecast revenues, cash flow and cash requirements. If we are unsuccessful in raising additional capital to meet our obligations as they come due, we will have to further reduce our overhead expenses by the reduction of headcount and other available measures.

We have a limited operating history, incurred losses and past performance is no guarantee of future performance.

We incurred net losses of $921,633 and $2,129,860 for the years ended December 31, 2014 and 2013, respectively. There can be no assurance that our business will be profitable in the future and that losses and negative cash flows from operations will not continue to be incurred. If these situations occur in the future, it could have a material adverse effect on our financial condition.

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

If we fail to increase the number of our advertising clients or participating DPBM networks and if we fail to retain those clients, our revenues and our business will be harmed.

Our business plan is to derive a substantial portion of our revenue from advertisers and their agencies willing to offer to display their commercials on our participating DPBM networks. We launched rVue in September 2009 and in the year ended December 31, 2013 we had started to build a base business with several clients. Our growth depends in large part on increasing the number of our advertising clients and participating DPBM networks. Our customers may decide not to continue to use our solutions in favor of other means of placing advertising or because of budgetary constraints or other reasons.

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

To grow the base of DPBM networks that participate and make their screens available in rVue, we must convince them of the value of our solutions by demonstrating that we can deliver incremental advertising revenue to them. Our ability to do so is driven in large part by increasing the number of advertisers who participate in rVue.

We cannot assure you that we will be successful in attracting and expanding our advertising client base or participating DPBM networks. Our future sales and marketing efforts may be ineffective. If customers choose not to use our solutions or decrease their use of our solutions or we are unable to attract new advertisers or participating DPBM networks, the usefulness of rVue could be diminished and we will be unable to increase rVue revenues.

The market for advertising is highly competitive and we may be unable to compete successfully.

The market for advertising is very competitive. DPBM advertising is a small component of the overall United States advertising market and, thus, we must compete with established, larger and better known national and local media platforms and other emerging media platforms and technologies. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and internet portals and search engines.

We also compete directly with other DPBM advertising companies. We expect these competitors to devote significant effort to maintaining and growing their respective positions in the DPBM advertising segment. We also expect existing competitors and new entrants to the DPBM advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

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

We were formed in September 2009 and have a limited operating history. As a result, it is difficult to accurately forecast our revenues and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues on the level of advertising we expect to attract and on the number of participating networks that such advertising may be deployed over, all via rVue. Revenues and operating results are difficult to forecast due to the uncertainty of the volume and timing of obtaining new advertising clients and of the number of screens available through participating DPBM networks. Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income (or loss) in a given quarter to be lower (or higher) than expected.

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

•

our ability to attract and retain new participating DPBM networks;

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

We have forecasted growth in our business. This growth will place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of clients and participating DPBM networks enhanced solutions, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our clients and participating DPBM networks, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly-skilled personnel.

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

A critical component of our strategy is to provide a high-quality customer experience for both advertisers and networks. Accordingly, the effective performance, reliability and availability of rVue, the rVue website and network infrastructure are critical to our reputation and our ability to attract and retain customers. In order to provide a high-quality customer experience, we have and will continue to have to invest substantial resources in rVue Inc., our rVue website development and functionality and customer service operations. If we do not continue to make such investments and as a result, or due to other reasons, fail to provide a high-quality customer experience, we may lose advertisers and networks from rVue, which could significantly decrease the value of our solutions to both groups. Moreover, failure to provide our customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted website.

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

While our marketing efforts do not currently involve significant expenditures, we expect that we will invest more heavily in direct marketing or online or traditional advertising in 2015 and beyond. If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

Misappropriation of our proprietary software and technology could materially affect our competitive position.

We believe our proprietary software and technology is central to our success and competitive position. Pending the findings from a comprehensive intellectual property review initiated in 2013, we will be seeking additional intellectual property protection for some of our proprietary software and technology. If we are unable to protect our proprietary software and technology against unauthorized use by others, or are unable to obtain requisite patents, our competitive position would be materially adversely affected.

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

We receive and deploy third-party content that could expose us to claims of infringement on the intellectual property rights of others, and the failure, or perceived failure, to comply with federal, state or international privacy or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. Any such claim or action could result in significant adverse effects on our business and financial results because of, for example, increased costs (such as legal defense, damages owing to third parties, and increased licensing fees to acquire third-party content) and reduction or elimination of content or features from our rVue web site. In addition, a number of other United States federal laws, including those referenced below, may impact our business as a result of our rVue web site. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party web sites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Children's Online Privacy Protection Act (COPPA) restricts the distribution of materials considered harmful to children and imposes additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these and other laws and regulations may be significant and may increase in the future as a result of changes in the regulations or the interpretation of them. Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

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

Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•

difficulties or delays in acquiring participating DPBM network customers in one or more international markets;

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

Our systems and operations are vulnerable to damage or interruption from hurricanes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a hurricane, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our customers' businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We may not have sufficient protection or recovery plans in certain circumstances, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers' businesses, which could have an adverse effect on our business, operating results and financial condition.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

A tight credit market may have an adverse effect on our ability to obtain short-term debt financing.

The deterioration of the global economy has caused a tightening of the credit markets, particularly for smaller reporting companies such as the Company, and lending standards are more stringent, as are terms and a higher volatility in interest rates exists. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs which may have an adverse effect on our business, operating results and financial condition.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet. Existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential internet access and the characteristics and quality of services. In some respects, it is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet. Unfavorable resolution of these issues may substantially harm our business and operating results.

Seasonality may cause fluctuations in our financial results.

Our revenue is subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Expenditures by advertisers also tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Because some advertisers may discontinue or reduce advertising on our networks from time to time with little or no notice, we may experience fluctuations in operating results. In particular, because advertisers generally reduce their spending during economic downturns, we would be materially adversely affected by a recession.

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

To date there has been an illiquid trading market for our Common Stock. We cannot predict how liquid the market for our Common Stock might become. Our Common Stock is quoted for trading on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board"). The trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility if we are not able to up list our securities to a national exchange.

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

Our Common Stock may be subject to the "penny stock" rules adopted under Section 15(h) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

If the price per share of our Common Stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of December 31, 2014, we had (i) outstanding options to purchase 2,340,000 shares of our Common Stock at a weighted average exercise price of $.16 per share, and (ii) outstanding warrants to purchase 14,432,661 shares of our Common Stock at a weighted average exercise price of $.69 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock and result in additional dilution of the existing ownership interests of our common stockholders.

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

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against the Company, Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs alleged that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and the Company. At all times, we denied any wrongdoing. This case was subsequently transferred to the United States District Court for the Southern District of Florida. Following the transfer, the parties entered into a Settlement Agreement whereby all parties acknowledged and agreed that the consideration exchanged in connection therewith was being exchanged solely to avoid the costs of further litigation and that same was not an acknowledgment or admission of any wrongdoing on the part of the Company or any other party. The material terms of the Settlement Agreement included the transfer of cash and common stock of the Company from various defendants, including the Company, to the plaintiffs to be distributed in accordance with the terms of Settlement Agreement. In exchange for that transfer, the plaintiffs agreed to voluntarily dismiss all claims asserted against the defendants, including those asserted against the Company, with prejudice, as well as exchange of mutual general releases with all of the defendants. With respect to the Company’s portion of the funds and common stock to be transferred, the Company agreed to transfer a total of $20,000 and 190,000 shares of common stock to the plaintiffs. The Settlement Agreement was subject to the approval of the Court. On May 5, 2014, following the Court’s approval of the Settlement Agreement, the Court entered the Final Order of Dismissal with Prejudice, dismissing the claims asserted with prejudice and closing the case.

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

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. rVue also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft in the amount of $249,459. rVue received $249,459 in November 2014.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) under the symbol “RVUE”. The following table sets forth the high and low sales prices for our Common Stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2014 price range per common share	$.16 - .08	$.14 - .10	$.13 - .04	$.12 - .06

Fiscal 2013 price range per common share	$.20 - .09	$.23 - .11	$.29 - .15	$.19 - .07

__________

The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2014 was $.10 and on February 11, 2015 the last reported sales price was $.11.

Holders

According to the records of our transfer agent, as of December 31, 2014, there were 72 holders of record of our Common Stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2014:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,340,000	$.16	5,660,000
Equity compensation plans not approved by security holders	-	$-	-
Total	2,340,000	$.16	5,660,000

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

We have not sold any unregistered securities, which sales were not previously disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2014.

Item 6. Selected Financial Data.

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

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Media Networks (DPBM). We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DPBM networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. As of December 31, 2014, approximately 175 networks comprising over approximately 1,200,000 screens and delivering over 250 million daily impressions representing the top market areas accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

In connection with the Transaction, we acquired from Argo all of its assets related to the rVue business, which included all of the common stock of rVue, Inc. as well as software, contracts and technology. Such software and technology included the rVue DSP technology and software as well as the rVue client and server software which allows an end user to manage and operate a DPBM network. The client software is used to manage each screen or site and the server software is used to manage the client software. rVue had licensed the client and server software to Levoip Corporation for installation in Italy. Under the terms of the contract, Levoip was required to pay rVue: (1) a one-time initial site commissioning fee for first-time sites; (2) a recurring monthly license fee at a fixed dollar per site for each month a site utilized the software; and (3) a 25% share of the gross third-party advertising displayed on the sites. The contract was terminated effective October 6, 2010. Presently, we do not have any plans to license our software.

Throughout 2014 we provided Network services and received fees, under contract, from a large advertiser. We provide monitoring and troubleshooting services on a 24/7 basis to a large advertiser for a private display network that they own and operate. We provide 24/7 services to ensure that the network operates without interruption. We received $11,975 per month for the first three months and $10,500 per month for the following nine months of 2014.

We entered into a one year contract to provide these services with the same large advertiser for $10,500 per month through September 30, 2015, but consider this non-core revenue. As the rVue platform gains traction among advertisers and agencies, we expect to earn transaction fees from rVue related transactions in 2015.

Results of Operations

Our results of operations for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Revenue
rVue fees	$1,141,003	$508,406
Network	130,425	166,000
	1,271,428	674,406
Costs and expenses
Cost of revenue	974,779	387,565
Selling, general and administrative expenses	1,376,248	2,377,192
Depreciation and amortization	91,493	39,815
Interest income	-	(306)
Other income	(249,459)	-
	2,193,061	2,804,266
Loss before provision for income taxes	(921,633)	(2,129,860)
Provision for income taxes	-	-
Net loss	$(921,633)	$(2,129,860)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	137,638,146	115,974,417

Revenue

Revenue was $1,271,428 for the year ended December 31, 2014 compared to $674,406 for the year ended December 31, 2013, a $597,022 or 88.5% increase. We earned revenue in two categories as follows:

rVue fees - Core fees

rVue fees were $1,141,003 for the year ended December 31, 2014, a $632,597 or 124.4% increase over the $508,406 for the year ended December 31, 2013. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2015 from advertisers and agencies for placing advertising with DPBM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot offer any assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DPBM networks.

Network - Non Core fees

Network revenue was $130,425 for the year ended December 31, 2014, a $35,575 or 21.4% decrease compared to the $166,000 for the year ended December 31, 2013.

We assist a large advertiser with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. We received $11,975 per month for the first three months and $10,500 per month for the following nine months of 2014.

The focus of our business is for rVue platform to gain traction among advertisers and agencies; we expect to earn transaction fees from rVue related transactions in the future.

Cost of revenue

Cost of revenue was comprised of:

	2014	2013	Change	%
Temporary labor	$11,415	$17,696	$(6,281)	(35.5)%
rVue operations	963,364	369,869	593,495	160.5%
Total	$974,779	$387,565	$587,214	151.5%

Temporary labor decreased $6,281 or 35.5% due to the change in revenue to core fees from non-core fees. The significant increase in rVue operations of $593,495 or 160.5% is a direct result of the increase in core revenue. Costs include amounts payable to networks and other fixed operating expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A were $1,376,248 for the year ended December 31, 2014 compared to $2,377,192 for the year ended December 31, 2013, a $1,000,944 decrease or 42.1%. Changes by major component of SG&A are:

	2014	2013	Change	%
Communications	$70,986	$93,481	$(22,495)	(24.1)%
Compensation and benefits	578,924	525,410	53,514	10.2%
Facility expense	58,457	97,001	(38,544)	(39.7)%
Marketing and advertising expenses	83,875	83,546	329.4%
Office support and supply expense	233,289	133,013	100,276	75.4%
Professional, investor relations, and consulting fees	263,557	1,371,973	(1,108,416)	(80.8)%
Travel expense	30,091	54,293	(24,202)	(44.6)%
Stock based compensation expense	57,069	18,475	38,594	208.9%
	$1,376,248	$2,377,192	$(1,000,944)	(42.1)%

Communications was $70,986 in 2014 compared to $93,481 in 2013, a $22,495 decrease, or 24.1% due to a decrease in the use and renegotiation of voice, hosting and data services contracts with communication service providers.

Compensation and benefits increased $53,514, or 10.2%, resulting from an increase in our personnel, which was partially offset by our increase in the amount of payroll capitalized for software development. The increase in compensation and benefit costs as well as the increase in capitalized payroll are reflected in the increase compensation and benefit costs for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Facility expense decreased by $38,544 or 39.7% due to the move of the corporate headquarters to Elmhurst, IL and the closing of our Fort Lauderdale office in the third quarter of 2014.

Marketing and advertising expense was $83,875 in 2014 compared to $83,546 in 2013, a $329 increase, or .4%. Although the increase was minimal rVue shifted its marketing and advertising strategy toward its web site, conferences and shareholder communications.

Office support and supply expense was $233,289 in 2014 compared to $133,013 in 2013, a $100,276 increase or 75.4%. The increase is the result of a $133,528 in outside services for the information technology and production departments offset by a decrease in office supplies, insurance and license fees.

Professional, investor relations, and consulting fees were $263,557 in 2014 compared to $1,371,973 in 2013, a $1,108,416 decrease, or 80.8%. This decrease is due to $748,000 paid to a director for services performed as the CEO and CFO of the Company, $141,344 in director fees and $104,527 in consulting fees incurred in 2013 that were not incurred in 2014. In addition legal fees decreased $52,437 and accounting and consulting fees decreased $62,492.

Travel expense was $30,091 in 2014 compared to $54,293 in 2013, a $24,202 decrease, or 44.6%. Decrease in travel was mainly attributable to moving the corporate office from Florida to Illinois in 2013.

Stock based compensation expense was $57,069 in 2014 compared to $18,475 in 2013, a $38,594 increase, or 208.9%. There were 1,606,000 stock options granted to employees on August 2, 2013 and another grant to an employee on December 19, 2013. The increase in 2014 is due to 12 months of amortization expense on these options in 2014.

Depreciation and amortization

Depreciation and amortization was $91,493 for the year ended December 31, 2014 compared to $39,815 for the year ended December 31, 2013, a $51,678 increase, or 129.8%. Depreciation and amortization expense is mainly for software development costs. The large increase in depreciation and amortization expense for software development costs is due to the costs being amortized over an 18 month period with a 66.5% increase in capitalized payroll in 2014 versus 2013.

Interest income

There was no interest income for the year ended December 31, 2014 compared to $306 for the year ended December 31, 2013, a $306 decrease, or 100%. Interest income is derived entirely from interest earned by funds in our bank.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents totaling $418,803. Since our inception through December 31, 2014, we have incurred net losses, and at December 31, 2014, we had an accumulated deficit of $12,668,476 and total stockholders’ equity of $578,114. We expect to incur losses in fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at December 31, 2014. We have budgeted capital expenditures of $200,000 in 2015, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. rVue also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft in the amount of $249,459. rVue received $249,459 in November 2014 and recorded the amount as other income.

We did not have any significant elements of income or loss not arising from continuing operations in the years ended December 31, 2014 or 2013. While our business is seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

So far in 2015, we have raised an additional $75,000 in issuance of Common Stock. We are looking to raise $750,000-$1,500,000 through the sale of Common Stock to investors in 2015, but no assurance of this can be made.

Cash used in operating activities

Net cash used in operating activities totaled $788,079 for the year ended December 31, 2014 compared to $1,260,215 for the year ended December 31, 2013. In the year ended December 31, 2014, cash was used to fund a net loss of $921,633, reduced by non-cash depreciation of $91,493, stock-based compensation expense of $57,069, Common Stock issued for services valued at $15,000, and increased by changes in operating assets and liabilities totaling $30,008.

In the year ended December 31, 2013, cash was used to fund a net loss of $2,129,860, reduced by non-cash depreciation of $39,815, stock-based compensation expense of $775,225, Common Stock issued for services valued at $167,500 and increased by changes in operating assets and liabilities totaling $112,895.

Cash used in investing activities

Net cash used in investing activities totaled $137,707 for the year ended December 31, 2014 compared to $88,870 for the year ended December 31, 2013. In the year ended December 31, 2014, cash used in investing activities consisted of $145,207 for software development costs less a $7,500 decrease in deposits. In the year ended December 31, 2013, cash used in investing activities consisted of $91,700 for software development costs less a $2,830 decrease in deposits.

Cash from financing activities

Net cash provided by financing activities totaled $500,000 for the year ended December 31, 2014 compared to $1,345,500 for the year ended December 31, 2013. In the year ended 2014 we received proceeds from the issuance of Common Stock of $500,000. In the year ended December 31, 2013 we received proceeds from issuance of Common Stock in the amount of $1,320,500.

Financial condition

As of December 31, 2014, we had a working capital of $437,555, an accumulated deficit of $12,668,476 and total stockholders’ equity of $578,114, compared to working capital of $709,933, an accumulated deficit of $11,746,843 and total stockholders’ equity of $804,278 at December 31, 2013. The decrease in our financial condition was due to the decrease in proceeds from issuance of Common Stock in 2014 compared to 2013. So far in 2015, we have raised an additional $75,000 in issuance of Common Stock. We intend to raise $750,000 to $1,500,000 through the sale of Common Stock to investors, but no assurance of this can be made.

We believe that with the cash we have on hand, the cash raised to date in 2015 through the sale of stock and the cash we may raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months.

At December 31, 2014 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. Management intends to address this concern by focusing on revenue growth in the coming months. We raised $500,000 in 2014 and an additional $75,000 through February of 2015 through the issuance of Common Stock to investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as such report is not required for non-accelerated filers such as us pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act that Congress enacted in July 2010, and the rules thereunder, which exempt smaller reporting companies from the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring an outside auditor to attest annually to a firm’s internal-control evaluations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions with the Company

Mark Pacchini	58	Chief Executive Officer, President, acting Chief Financial Officer and Director
Eric Kristoff	44	Chief Technology Officer and Executive Vice President of Technology and Operations
Steve Schildwachter	51	Executive Vice President – Chief Marketing Officer
Robert Roche	52	Director
Peter Emerso	64	Director
Thomas Harrison	67	Director
Raymond Roman	47	Director

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

Raymond Roman, Director

Raymond Roman is currently President and CEO of Brightstar, and, has served as Senior Executive at Dell, Motorola and Ameritech. Prior to joining Brightstar, Mr. Roman served as Chief Operating Officer of Leap Wireless International, Inc., from January of 2011 to December of 2012. Earlier in his career, Mr. Roman held various key positions at Motorola, including Co-Head of the Mobile Device business, Head of Global Sales and General Manager of Mobile Devices North America, from 2001 to 2007. After demonstrating his success at Motorola, Mr. Roman served in senior executive positions at Dell, Inc. from 2007 to January 2011. Additionally, from 1993 to 2000, Mr. Roman served in various senior operating and finance roles at companies including the Ameritech Corporation and Kraft Foods. In recognition of his impact and influence, Mr. Roman was named to Crain's Chicago Business "40 Under 40" in 2005. He has been a Director of rVue Holdings, Inc. since May 21, 2014. Mr. Roman holds a B.S in Finance from the University of Illinois and an MBA in Marketing and Finance from the University of Chicago.

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

Name	Independent	Audit	Compensation	Nominating and Governance
Robert Roche			X
Thomas Harrison	X	X
Peter Emerson	X		X	X
Mark Pacchini		X		X
Raymond Roman	X	X		X

Our Board has determined that Messrs. Emerson and Harrison are independent under the NASDAQ Stock Market Listing Rules.

Audit Committee

The members of the Audit Committee are Messrs. Thomas Harrison (Chair), Mark Pacchini and Raymond Roman. The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors, as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee members possess an understanding of financial statements and generally accepted accounting principles. Our Board has determined that Mr. Harrison is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. The Board has determined that Mr. Harrison is independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

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

Nominating and Governance Committee

The members of the Nominating and Governance Committee are Messrs. Emerson (Chair), Pacchini and Roman. The Nominating and Governance Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating and Governance Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating and Governance Committee also acts as a screening and nominating committee for candidates considered for election to the Board.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Board Meetings and Committees; Annual Meeting Attendance

The Board held 3 regular meetings during the year ended December 31, 2014. All directors were present for at least 75% of the Board meetings. The Board acted by unanimous written consent 3 times during the year ended December 31, 2014. The Audit Committee held 4 meetings during the year ended December 31, 2014. All members were present for at least 75% of the Audit Committee meetings.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our Common Stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2014.

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Through our policies, our Code of Conduct and Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect rVue, and how management addresses those risks. Mr. Pacchini, our chief executive officer, president and acting chief financial officer works closely with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting rVue include our ability to (i) gain acceptance and the adoption of rVue as a demand side platform, (ii) increase market share in an intensely competitive DPBM advertising market, (iii) successfully execute our business strategy and deploy a differentiated technology solution, and (iv) effectively raise sufficient capital as we scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2014 and 2013 to those individuals who served as our chief executive officer (principal executive officer) during 2014 and 2013 and the Company’s other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	$(c)	$(d)	($)(e)(1)	($)(f)(1)	($)(i)	($)(j)
Michael Mullarkey	2013	-	-	748,000	-	-	748,000
Chief Executive Officer(2)

Mark Pacchini	2013	20,000	-	-	-	-	20,000
Chief Executive Officer(2)	2014	48,000	-	-	-	-	48,000

Eric Kristoff(3)	2013	106,923	-	-	-	-	106,923

Chief Technology Officer	2014	150,000	-	-	-	-	150,000

Steve Schildwachter	2014	150,000	-	-	-	-	150,000
Chief Marketing Officer(4)

__________

(1)

The amount in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)

Mr. Mullarkey was replaced by Mr. Pacchini on April 11, 2013.

(3)

Mr. Kristoff joined the Company on April 11, 2013.

(4)

Mr. Schildwachter joined the Company on September 1, 2013.

Table below for 2014

Outstanding Equity Awards At 2014 Fiscal Year-End

There are no unexercised options held by the Named Executive Officer as of December 31, 2014. There are no outstanding stock awards held by the Named Executive Officers:

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
(a)	(b)	(c)	(#)(d)	($)(e)	(f)
Eric Kristoff	-	500,000	-	0.14	8/2/2023
Steve Schildwachter	-	250,000	-	0.14	8/2/2023
Steve Schildwachter	-	500,000	-	0.10	12/19/2023

Our Board has approved that directors will not be compensated for their services on the Board beginning January 1, 2014. Directors have the ability to receive up to 500,000 shares of Common Stock upon joining the Board as a new member, subject to their purchasing an equal number of shares of Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of February 12, 2015, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our named executive officers, and (iv) our executive officers and directors as a group. Except as otherwise indicated, the address of each stockholder listed below is: c/o rVue Holdings, Inc., 275 N. York Road Suite 210, Elmhurst, IL 60126.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Directors and Executive Officers:

Mark Pacchini	2,428,571	1.7%
Robert Roche	52,307,258(2)	35.4%
Peter Emerson	250,000	*
Thomas Harrison	1,500,000	1.1%

All directors and executive officers as a group (5 persons)	56,485,829	39.8%

5% Shareholders:

Acorn Composite Corp.	51,940,592(3)	36.6%
9746 South Roberts Road
Palos Hills, IL 60465

iVue Holdings, LLC	18,007,217(4)	12.7%
9746 South Roberts Road
Palos Hills, IL 60465

__________

*

Less than 1%.

(1)

Applicable percentages are based on 141,944,156 shares of Common Stock outstanding as of February 12, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, rVue believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

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

The following table shows the fees for services provided by RubinBrown for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees(1)	$81,000	$90,000
Audit Related fees(2)	-	-
Tax Fees (tax-related services)	7,000	6,750
All other fees	-	-
Total Fees	$88,000	$96,750

__________

(1)

Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees — these fees relate primarily to audit related consulting and assistance with registration statements.

All services provided by and all fees paid to RubinBrown in fiscal 2014 and 2013 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of February, 2015.

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

Name	Title	Date

/s/ Mark Pacchini Mark Pacchini	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 12, 2015

/s/ Peter Emerson Peter Emerson	Director	February 12, 2015

/s/ Thomas Harrison Thomas Harrison	Director	February 12, 2015

/s/ Robert Roche	Director	February 12, 2015
Robert Roche

/s/ Raymond Roman	Director	February 12, 2015
Raymond Roman

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders

rVue Holdings, Inc.

We have audited the accompanying consolidated balance sheets of rVue Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RubinBrown LLP

St. Louis, Missouri

February 12, 2015

rVUE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets

Current assets:
Cash	$418,803	$844,589
Accounts receivable net of allowance of nil in 2014 and 2013	332,563	124,993
Prepaid expenses	70,101	10,856
Total current assets	821,467	980,438

Property and equipment, net	662	3,065
Software development costs	136,717	80,600
Deposits	3,180	10,680
	$962,026	$1,074,783

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$168,591	$132,121
Accrued expenses	204,821	113,384
Subscription investment payable	-	25,000
Deferred revenue	10,500	-
Total current liabilities	383,912	270,505

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 shares authorized at December 31, 2014 and 2013, respectively 140,872,727 and 132,221,476 shares issued and outstanding at December 31, 2014 and 2013, respectively	140,873	132,222
Additional paid-in capital	13,105,717	12,418,899
Accumulated deficit	(12,668,476)	(11,746,843)
Total stockholders' equity	578,114	804,278
	$962,026	$1,074,783

rVUE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013
Revenue
rVue fees	$1,141,003	$508,406
Network	130,425	166,000
	1,271,428	674,406
Costs and expenses
Cost of revenue	974,779	387,565
Selling, general and administrative expenses	1,376,248	2,377,192
Depreciation and amortization	91,493	39,815
Interest income	-	(306)
Other income	(249,459)	-
	2,193,061	2,804,266
Loss before provision for income taxes	(921,633)	(2,129,860)
Provision for income taxes	-	-
Net loss	$(921,633)	$(2,129,860)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Shares used in computing net loss per share:
Basic and diluted	137,638,146	115,985,296

rVUE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	-	$-	100,691,954	$100,692	$9,802,786	$(9,616,983)	$(286,495)
Shares Issued for Services	-	-	2,786,666	2,786	348,131	-	350,918
Stock based compensation expense	-	-	4,400,000	4,400	770,825	-	775,225
Shares Issued	-	-	24,342,856	24,342	1,497,157	-	1,521,500
Net loss	-	-	-	-	-	(2,129,860)	(2,129,860)
Balance, December 31, 2013	-	$-	132,221,476	$132,222	$12,418,899	$(11,746,843)	$804,278

Shares Issued for Services	-	-	1,198,871	1,199	112,201	-	113,400
Stock based compensation expense	-	-	-	-	57,069	-	57,069
Shares Issued	-	-	7,452,380	7,452	517,548	-	525,000
Net loss	-	-	-	-	-	(921,633)	(921,633)
Balance, December 31, 2014	-	$-	140,872,727	$140,873	$13,105,717	$(12,668,476)	$578,144

rVUE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(921,633)	$(2,129,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,493	39,815
Stock-based compensation expense	57,069	775,225
Common stock issued for services	15,000	167,500
Changes in operating assets and liabilities:
Accounts receivable	(207,571)	38,081
Prepaid expenses	(14,245)	45,525
Accounts payable	78,470	(22,479)
Accrued expenses	102,838	(162,047)
Deferred revenue	10,500	(11,975)
Cash used in operating activities	(788,079)	(1260,215)

Investing activities
Payments for property, equipment and software development	(145,207)	(91,700)
Changes in deposits	7,500	2,830
Cash used in investing activities	(137,707)	(88,870)

Financing activities
Proceeds from issuance of Common Stock	500,000	1,320,500
Investment subscription received	-	25,000
Cash provided by financing activities	500,000	1,345,500

Decrease in cash	(425,786)	(3,585)
Cash, beginning of year	844,589	848,174
Cash, end of year	$418,803	$844,589

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“We”, “rVue” or the “Company”), was incorporated in the State of Nevada on November 12, 2008. We are an advertising technology company that has developed and operates an integrated advertising exchange and digital distribution platform for the Digital Out-of-Home (“DPBM”) industry. Prior to May 13, 2010, we were a shell company in the development stage, had no revenue, and our efforts were devoted to entering the automobile export business.

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

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Software Development Costs

We capitalize costs incurred for the production of computer software that generates the functionality of our demand-side platform (“DSP”). Capitalized software development costs typically include direct labor and related overhead for software which we produce, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (i.e. research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is released for use by the public. We also capitalize eligible costs to acquire or develop internal-use software (such as billing and accounting) that are incurred subsequent to the preliminary project stage.

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

Stock Based Compensation

We have elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock options on the grant dates. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Stockholders’ Equity and Stock Based Compensation”.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured to determine the actual amount of benefit to recognize in our financial statements. See Note 10, “Income Taxes” for additional information.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Fair Value Measurements

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

Advertising and Marketing Expenses

We expense advertising and marketing costs in the period in which they are incurred. For the years ended December 31, 2014 and 2013 advertising and marketing expenses totaled $83,874 and $83,546, respectively.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $12,668,476 at December 31, 2014. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we incurred losses attributable to common stockholders during the years ended December 31, 2014 and 2013, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2014 and 2013. Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2014	2013
Numerator:
Net loss	$(921,633)	$(2,129,860)
Denominator:
Weighted-average shares outstanding	137,638,146	115,985,296
Effect of dilutive securities(1)	-	-
Weighted-average diluted shares	137,638,146	115,985,296
Basic and diluted loss per share	$(0.01)	$(0.02)

(1)

The following stock options, warrants outstanding and convertible notes as of December 31, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

	2014	2013
Stock options	-	41,562
Warrants	$82,020	$167,062
	82,020	208,6244

Note 4 - Financial Instruments

Cash

The following table summarizes the fair value of our cash at December 31, 2014 and 2013:

	2014	2013
Cash	$418,803	$844,589
Total cash	418,803	844,589

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from three of our customers accounted for 99.4% of accounts receivable as of December 31, 2014. Accounts receivable from three of our customers accounted for 80.9% of accounts receivable as of December 31, 2013. We had no allowance for doubtful accounts at December 31, 2014 and 2013. There were no bad debt expenses for the years ended December 31, 2014 and 2013. See Note 13 “Concentrations” for additional information.

Note 5 – Property and Equipment

	Estimated Useful Lives (Years)	2014	2013
Computers and software	2-5	$91,083	$91,083
Equipment	3	22,977	22,977
		114,060	114,060
Less accumulated depreciation and amortization		(113,398)	(110,995)
Property and equipment, net		$662	$3,065

Depreciation expense was $2,403 and $9,992 for the years ended December 31, 2014 and 2013, respectively.

Note 6 – Software Development Costs

	Estimated Useful Lives (Years)	2014	2013
Software development costs	18	$1,293,920	$1,148,713
Less accumulated amortization		(1,157,203)	(1,068,113)
Software development costs, net		136,717	80,600

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Amortization expense was $89,090 and $29,823 for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Accrued Expenses

	2014	2013
Personnel costs	9,497	18,966
Professional fees	$-	$39,000
Network costs	166,211	37,917
Other	29,113	17,500
	$204,821	$113,383

Note 8 - Commitments and Contingencies

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

On October 4, 2013 we moved our corporate headquarters to Elmhurst, IL, where we occupy approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expires on September 30, 2015 at a rate of approximately $3,100 a month thru September 30, 2014 and then increased to $3,193 thru September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

Future minimum lease payments under these non-cancellable leases at December 31, 2014 are as follows:

Year ending December 31,

2015	$28,737
Total future minimum payments	$28,737

Rent expense was $46,989 and $58,898 for the years ended December 31, 2014 and 2013, respectively.

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

Contract with Consultant

In November 2014, rVue entered into an eight month consulting agreement that compensated the consultant with 483,871 shares of rVue common stock. The agreement requires rVue to provide price protection on the shares which may result in the Company issuing additional shares to the consultant if the share price in May 2015 falls below the share price at issuance.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Retirement Plan

We have a 401(k) plan that covers all eligible employees. We are not required to contribute to the plan, and we did not make any employer contributions during the years ended December 31, 2014 or 2013.

Legal Matters

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about September 14, 2012, Casville Investments, Ltd, MBC Investment, SA, and Watkins International, Ltd., shareholders of Argo Digital Solutions, Inc., asserted claims individually and derivatively on behalf of Argo against the Company, Jason M. Kates, Richard J. Sullivan, David A. Loppert, World Capital Markets, Inc., and Solutions, Inc. in the United States District Court for the Southern District of New York. The plaintiffs alleged that they were injured as a result of the alleged mismanagement of Argo and the May 2010 asset purchase transaction between Argo, rVue, Inc. and the Company. At all times, we denied any wrongdoing. This case was subsequently transferred to the United States District Court for the Southern District of Florida. Following the transfer, the parties entered into a Settlement Agreement whereby all parties acknowledged and agreed that the consideration exchanged in connection therewith was being exchanged solely to avoid the costs of further litigation and that same was not an acknowledgment or admission of any wrongdoing on the part of the Company or any other party. The material terms of the Settlement Agreement included the transfer of cash and common stock of the Company from various defendants, including the Company, to the plaintiffs to be distributed in accordance with the terms of Settlement Agreement. In exchange for that transfer, the plaintiffs agreed to voluntarily dismiss all claims asserted against the defendants, including those asserted against the Company, with prejudice, as well as exchange of mutual general releases with all of the defendants. With respect to the Company’s portion of the funds and common stock transferred, the Company transferred a total of $20,000 and 190,000 shares of common stock to the plaintiffs. The Settlement Agreement was subject to the approval of the Court. On May 5, 2014, following the Court’s approval of the Settlement Agreement, the Court entered the Final Order of Dismissal with Prejudice, dismissing the claims asserted with prejudice and closing the case.

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

Note 9 - Stockholders’ Equity and Stock Based Compensation

Preferred Stock

We have 10,000,000 shares of authorized preferred stock, $0.001 par value, none of which is issued or outstanding. Under the terms of our Restated Articles of Incorporation, our board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of our authorized but unissued shares of preferred stock.

Common Stock

We have 240,000,000 shares of authorized common stock, $0.001 par value, of which 140,872,727 and 132,221,476 shares were issued and outstanding at December 31, 2014 and 2013, respectively . All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of our directors.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Common Stock Warrants

We have issued warrants, all of which are fully vested and available for exercise, as follows:

Class of Warrant	Issued in connection with or for	Number	Exercise Price	Date of Issue	Date of Expiration
Series A	Private Placement	8,624,995	$1.00	December 2010	December 2022
Series B	Investor Relations Services	50,000	$0.37	May 2011	May 2016
Series B	Investment Banking Services	1,000,000	$0.35	June 2011	June 2016
Series C	Convertible Debt	3,057,666	$0.20	January 2012	January 2017
Series C	Convertible Debt	750,000	$0.20	May 2012	May 2017
Series C	Convertible Debt	500,000	$0.20	July 2012	July 2017
Series D	Investment Banking Services	450,000	$0.07	January 2013	January 2023

The valuation of the warrants utilized the following assumptions in the BSM option-pricing model:

Class of Warrant	Fair Value	Dividend Yield	Volatility	Contractual Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
Series D	$23,477	0.0%	95.08%	10.0	1.9%	January 2, 2013

The weighted average fair value of warrants issued during the year ended December 31, 2013 was $0.685. No warrants were issued in 2014.

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

No option grants were issued during 2014. The following table summarizes options granted in the year ended December 31, 2013:

Grant Date	Number	Exercise Price	Fair Value	Period over which compensation expense is recognized
August 2, 2013	1,056,000	$0.14	$137,749	36 months
October 31, 2013	50,000	0.10	4,168	1 months
December 19, 2013	500,000	0.10	40,026	24 months

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Stock-based compensation expense included in our Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2014	2013
Selling, general and administrative expenses	$57,069	$811,475
	$57,069	$811,475

On March 29, 2013, the Board approved payment of 4.4 million shares to Michael Mullarkey, a director at the time, as compensation for serving as CEO and CFO after the prior CEO and CFO both left the Company in 2012. Mr. Mullarkey held those temporary positions until April 11, 2013, when a CEO was appointed. Mr. Mullarkey resigned from the Company’s board of directors effective May 31, 2013. The share award was contingent upon the accomplishment of certain objectives set by the board of directors. The objectives were deemed to be accomplished and the resulting expense of $748,000 was recorded during 2013.

The Company issued an aggregate of 1,066,667 shares to officers and directors in lieu of cash compensation resulting in additional director fee expense of $78,333 in 2013.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Stock Option Activity

The following table summarizes the activities for our options for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,326,667	$0.24	7.80
Granted	1,606,000	$0.12
Exercised	-	-
Forfeited	(1,292,667)	$0.23
Expired	-	-
Outstanding on December 31, 2013	2,640,000	$0.17	8.41
Granted	-	-
Exercised	-	-
Forfeited	(300,000)	$0.25
Expired	-	-
Outstanding on December 31, 2014	2,340,000	$0.16	7.55
Exercisable at December 31, 2014	1,476,669	$0.18	6.66
Expected to vest after December 31, 2014	863,331	$0.13	9.24

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $.10 of our common stock on December 31, 2014. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

The following table summarized additional information regarding outstanding and exercisable stock options at December 31, 2014:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
$0.20	670,000	5.45	$0.20	670,000	$0.20
$0.30	200,000	5.98	$0.30	200,000	$0.30
$0.14	920,000	8.59	$0.14	306,669	$0.14
$0.10	550,000	8.96	$0.10	300,000	$0.10
	2,340,000	7.55	$0.16	1,476,669	$0.18

Restricted Stock

In July 2012, the Company entered into a consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company was obligated to grant 500,000 shares of restricted stock which vested in twelve months beginning on the first month anniversary of the date of the grant. Compensation expense equal to the market value of the stock on the vesting date was recorded. Compensation expense recognized relating to the restricted stock grant was $50,750 for the year ending December 31, 2013.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company entered into an employment agreement with Mark Pacchini, our CEO and acting CFO, on July 1, 2013. The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue targets are achieved in a twelve month calendar year. On January 1, 2014, the revenue targets for this employment agreement were amended. As of December 31, 2014 the required revenue targets in the agreement were not achieved. As a result, there was no stock based compensation expense recognized related to this agreement.

Note 10 - Income Taxes

The provision for income taxes for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Current tax expense
Federal	$-	$-
State	-	-
Total current taxes	-	-
Deferred taxes:
Federal	-	-
State	-	-
Total deferred taxes	-	-
Provision for income taxes	$-	$-

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry forwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the years ended December 31, 2014 and 2013, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2014 and 2013, the significant components of our deferred tax assets and liabilities were as follows:

	2014	2013
Net operating loss	$3,915,262	$3,443,689
Stock option expense	80,205	73,939
Accrued expenses	70,489	21,813
Capitalized software	33,465	85,258
Net deferred tax asset	4,099,421	3,624,699
Less: Valuation Allowance	(4,099,421)	(3,624,699)
Net deferred taxes	$-	$-

A reconciliation of the provision for income taxes, with the amount computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013
Federal tax benefit, at statutory rate of 34%	$(313,355)	$(724,152)
State income taxes	(33,179)	(76,675)
Meals and entertainment	926	1,381
Non-deductible financing costs	-	-
Stock options	(129,114)	(43,938)
Change in valuation allowance	474,722	843,384
Provision for income taxes	$-	$-

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

At December 31, 2014, we had federal net operating loss carry forwards of approximately $10,396,051 will expire beginning in 2030. Based upon the change in ownership rules under Internal Revenue Code Section 382, our net operating loss carry forwards are limited as to the amount of use in any particular year as a result of a more than 50% ownership change during the year ended December 31, 2012.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations. As of January 1, 2014, we had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in our unrecognized tax benefits during the year ended December 31, 2014. We did not recognize any interest or penalties during 2014 or 2013 related to unrecognized tax benefits. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

Note 11- Other income

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. rVue also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft in the amount of $249,459. rVue received $249,459 in November 2014 and recorded the amount as other income.

Note 12- Related Party Transactions

We paid consulting fees of $748,000 during the year ended December 31, 2013 to a consultant who was appointed by our board of directors in December 2010. The director was appointed interim chief executive officer in April 2012 and resigned from such position on April 11, 2013.

In July 2012, the Company entered into a one year consulting agreement with the previous chief executive officer and shareholder for continued business and technical development services. Under the consulting agreement, the Company was obligated to pay $9,000 per month and grant 500,000 shares of restricted stock which vests in twelve months beginning on the first month anniversary of the date of the grant. We expensed consulting fees of $54,000 under the consulting agreement during 2013. In 2013, the Company issued 500,000 shares of common stock to the former CEO of the Company for consulting services he performed subsequent to leaving the Company.

On November 22, 2013, we sold 9,285,174 shares of Common Stock to Acorn for an aggregate cash purchase price of $650,000. The shares were issued to Acorn without registration in reliance upon the exemption provided by Section 4 (a) (2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving a public offering.

In 2014, the Company had sales of $9,907 to a customer that the Company's chief executive officer is a board member.

Note 13 - Concentrations

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.

We maintain deposit balances at a financial institution that, from time to time, may exceed federally insured limits. As of December 31, 2014, the Company had deposits in excess of federally insured limits. The Company maintains this balance with a high quality financial institution, which the Company believes limits this risk.

Concentrations of Revenues

For the year ended December 31, 2014, three customers accounted for 54.1%, 19.9% and 10.1% of total revenues. For the year ended December 31, 2013, three customers accounted for 48.9%, 21.6%, and 10.3% of total revenues.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 14 – Supplemental Non-Cash Information

In 2014, the Company issued common stock totaling $42,000 to Ken Dvorak for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a law suit. In 2014, the Company issued $60,000 of common stock to a consultant for services to be performed over an eight month period. At December 31, 2014 $45,000 was included in prepaid expenses.

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

Note 15 - Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing. The Company issued 1,071,429 shares of Common Stock between January 1 and February 12, 2015 in exchange for cash of $75,000. On January 12, 2015, 850,000 stock options were granted to current employees and a contractor of the Company.

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