Form 10-Q
period 2015-03-31
RVUE HOLDINGS, INC.
filed 2015-05-14
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .  No   X .

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 14, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	141,944,156

RVUE HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,271	$418,803
Accounts receivable	73,594	332,563
Prepaid expenses	46,866	70,101
Total current assets	305,731	821,467
Property and equipment, net	115	662
Software development costs	127,324	136,717
Deposits	3,100	3,180

	$436,270	$962,026

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$86,052	$168,591
Accrued expenses	78,692	204,821
Deferred revenue	10,500	10,500
Total current liabilities	175,244	383,912

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value per share; 240,000,000 shares authorized at March 31, 2015 and December 31, 2014; 141,944,156 issued and outstanding at March 31, 2015 and 140,872,727 issued and outstanding at December 31, 2014	141,944	140,873
Additional paid-in capital	13,198,706	13,105,717
Accumulated deficit	(13,079,624)	(12,668,476)
Total stockholders' equity	261,026	578,114
	$436,270	$962,026

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue

rVue advertising revenue	$73,135	$192,664
Network	31,500	35,925
	104,635	228,589
Costs and expenses
Cost of revenue	64,546	169,759
Selling, general and administrative expenses	414,453	346,387
Depreciation and amortization	36,784	12,427
	515,783	528,573
Loss before provision for income taxes	(411,148)	(299,984)
Provision for income taxes	-	-

Net loss	$(411,148)	$(299,984)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	141,467,965	135,130,206

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	-	$-	140,872,727	$140,873	$13,105,717	$(12,668,476)	$578,114
Common stock issued	-	-	1,071,429	1,071	73,929	-	75,000
Stock based compensation expense	-	-	-	-	19,060	-	19,060
Net loss	-	-	-	-	-	(411,148)	(411,148)

Balance, March 31, 2015	-	$-	141,944,156	$141,944	$13,198,706	$(13,079,624)	$261,026

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(411,148)	$(299,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,784	12,427
Stock-based compensation expense	19,060	15,088
Common stock issued for services	22,500	-
Changes in operating assets and liabilities:
Accounts receivable	258,970	(17,770)
Prepaid expenses	735	(1,046)
Accounts payable	(82,539)	25,235
Accrued expenses	(126,129)	(6,958)
Deferred revenue	-	10,500
Cash used in operating activities	(281,767)	(262,508)

Investing activities
Payments for property, equipment and software development	(26,845)	(44,200)
Change in deposits	80	1,550
Cash used in investing activities	(26,765)	(42,650)

Financing activities
Proceeds from the issuance of common stock	75,000	175,000
Cash provided by financing activities	75,000	175,000
Decrease in cash and cash equivalents	(233,532)	(130,158)
Cash and cash equivalents, beginning of period	418,803	844,589
Cash and cash equivalents, end of period	$185,271	$714,431

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K (the “2014 Form 10-K”).

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $13,079,624 at March 31, 2015. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three months ended March 31, 2015 and 2014, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three months ended March 31, 2015 and 2014. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss	$(411,148)	$(299,984)

Denominator:

Weighted-average shares outstanding	141,467,965	135,130,206
Effect of dilutive securities (1)	-	-

Weighted-average diluted shares	141,467,965	135,130,206

Basic and diluted loss per share	$(0.00)	$(0.00)

(1)

The following stock options, warrants and convertible notes outstanding as of March 31, 2015 and 2014 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Stock options	-	-
Warrants	91,178	64,750
	91,178	64,750

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from two of our customers accounted for 100% of total accounts receivable at March 31, 2015, and accounts receivable from three of our customers accounted for 99.4 % of total accounts receivable at December 31, 2014.  We had no allowance for doubtful accounts at either March 31, 2015 or at December 31, 2014.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2015 and December 31, 2014:

Prepaid expenses	March 31, 2015	December 31, 2014
Insurance	$8,636	$14,871
Other	38,230	55,230
	$46,866	$70,101

Property and Equipment	Estimated Useful Lives	March 31,	December 31,
	(Years)	2015	2014
Computers and software	2 - 5	$91,083	$91,083
Equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(113,945)	(113,398)
Net property and equipment		$115	$662

Depreciation expense was $547 and $654 for the three months ended March 31, 2015 and 2014, respectively.

Software Development Costs	Estimated Useful Lives	March 31,	December 31,
	(Months)	2015	2014
Software development costs	18	$1,320,765	$1,293,920
Less accumulated amortization		(1,193,441)	(1,157,203)
Net software development costs		$127,324	$136,717

 Amortization expense was $36,237 and $11,773 for the three months ended March 31, 2015 and 2014, respectively.

	March 31,	December 31,
Accrued Expenses	2015	2014
Personnel costs	$11,488	$9,497
Network costs	33,252	166,211
Other	33,952	29,113
	$78,692	$204,821

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Income Taxes

There is no income tax benefit for the losses for the three-month periods ended March 31, 2015 and 2014, respectively, since management has determined that the realization of the net deferred tax asset is more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2014, we had no unrecognized tax benefits, and no tax-related interest or penalties. There were no changes in unrecognized tax benefits during the period ended March 31, 2015. We did not recognize any interest or penalties during 2014 related to unrecognized tax benefits, or through the period ended March 31, 2015.

Note 8 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the three-month period ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2014	2,340,000	0.16	7.55	-
Options granted	850,000	0.10	10.00	-
Options exercised	-	-	-	-
Options forfeited	100,000	0.10	10.0	-
Balance at March 31, 2015	3,090,000	0.15	7.91	-
Exercisable at March 31, 2015	1,615,827	0.18	6.80	-
Expected to vest after March 31, 2015	1,474,173	0.12	9.13	-

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

On January 12, 2015, 850,000 stock options were granted to current employees and a contractor of the Company.  We did not grant any options during the three-month period ended March 31, 2014.  As of March 31, 2015 there was approximately $127,000 of total unrecognized compensation cost related to stock options outstanding.  This cost is expected to be recognized over a period of three years.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company entered into an employment agreement with Mark Pacchini, our CEO and acting CFO, on July 1, 2013.  The agreement term is three years and the agreement includes mandatory bonuses payable in the Company’s common stock if specific revenue targets are achieved in a calendar year.  On January 1, 2014, the revenue targets for this agreement were amended.  As of March 31, 2015 it did not appear probable that any of the revenue targets in the amended agreement will be achieved.  As a result, there was no stock based-compensation expense recognized related to this agreement.  The Company will reassess the probability of the Company achieving the revenue targets included in the agreement on a quarterly basis.

Note 9 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

Our corporate headquarters is in Elmhurst, IL, where we lease approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expires on September 30, 2015.  Lease payments are approximately $3,100 a month through September 30, 2014 increasing to $3,193 a month through September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

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

Note 10 – Supplemental Non-Cash Information

In 2014, the Company issued common stock totaling $42,000 to Ken Dvorak for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a lawsuit.  At December 31, 2014, the Company had $45,000 of prepaid consulting services that was paid via the issuance of common stock in 2014.  During the three months ended March 31, 2015, the Company recognized consulting expenses of $22,500 related to the arrangement.  At March 31, 2015, $22,500 remained in prepaid expenses.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk Factors discussed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2014 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

As of March 31, 2015, approximately 175 networks comprising approximately 1,200,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Under a contractual arrangement with a large advertiser we provide technical services on a monthly basis for a fixed monthly payment resulting in total monthly revenue of approximately $10,500. Under these arrangements, we provide technical services, including network monitoring, troubleshooting and maintenance, among other services. See the Revenue section for more information.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014:

Our unaudited results of operations for the three-month periods ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Revenue

rVue fees	$73,135	$192,664
Network	31,500	35,925
	104,635	228,589
Costs and expenses
Cost of revenue	64,546	169,759
Selling, general and administrative expenses	414,453	346,387
Depreciation and amortization	36,784	12,427

	515,783	528,573

Loss before provision for income taxes	(411,148)	(299,984)
Provision for income taxes	-	-

Net loss	$(411,148)	$(299,984)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:

Basic and diluted	141,467,965	135,130,206

Revenue

Revenue was $104,635 for the three-month period ended March 31, 2015 compared to $228,589 for the three-month period ended March 31, 2014, a $123,954 decrease, or 54.2%. We earned revenue as follows:

	Three Months ended March 31,
Revenue Category	2015	2014	$ Change	% Change

rVue Revenue – Core Fees	$73,135	$192,664	$(119,529)	-62.0%

Network Revenue – Non Core Fees	31,500	35,925	(4,425)	-12.3%
Total Revenue	$104,635	$228,589	$(123,954)	-54.2%

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

rVue revenue was $73,135 for the three-month period ended March 31, 2015, a $119,529 decrease compared to the $192,664 rVue revenue for the three-month period ended March 31, 2014. The first quarter of the fiscal year is consistently the softest quarter for sales.  The first quarter of 2015 was unusually slow for sales due to unexpected changes at a few of our larger long-term customers.  While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2015 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

Network revenue was $31,500 for the three-month period ended March 31, 2015; a $4,425, or 12.3%, decrease compared to the $35,925 for the three-month period ended March 31, 2014. During the three months ended March 31, 2015 we earned fixed monthly fees of $10,500 from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client through September 2015, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $64,546 for the three-month period ended March 31, 2015 compared to $169,759 for the three-month period ended March 31, 2014, a $105,213 decrease, or 62.0%, and was comprised of:

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Compensation and benefits	$3,181	$2,042	$1,139	55.8%
Network services	180	186	(6)	-3.2%
rVue operations	61,185	167,531	(106,346)	-63.5%
Total	$64,546	$169,759	$(105,213)	-62.0%

The decrease in cost of revenue is attributable to a 54.2% decrease in rVue revenue compared to March 31, 2014, and the change in revenue category mix. The decrease in core revenues decreases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $414,453 for the three-month period ended March 31, 2015 compared to $346,387 for the three-month period ended March 31, 2014, a $68,066 increase, or 19.7%. Changes by major component of SG&A are:

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Compensation and benefits	$158,633	$153,607	$5,026	3.3%
Stock-based compensation expense	19,060	15,088	3,972	26.3%
Facility expense	12,608	17,943	(5,335)	-29.7%
Communications expense	17,722	15,926	1,796	11.3%
Travel expense	3,419	4,896	(1,477)	-30.2%
Advertising and marketing expense	1,149	570	579	101.6%
Investor relations and investment banking fees	39,043	1,711	37,332	2,181.9%
Professional and consulting fees	91,981	95,004	(3,023)	-3.2%
Office support and supply expense	70,838	41,642	29,196	70.1%
Total	$414,453	$346,387	$68,066	19.7%

Compensation and benefits increased $5,026, or 3.3% for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. This change was due to a $17,355 decrease in the amount of payroll costs being capitalized for software development, offset by a $5,813 decrease in payroll, a $3,393 decrease in healthcare benefits and a $2,876 decrease in the vacation accrual.

Stock-based compensation expense increased $3,972 or 26.3% for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.  This increase is due to the employee stock options granted in January 2015.

Facility expense decreased $5,335 or 29.7% for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.  The decrease in facility expense is due to the closure of the Florida office.

Investor relations and investment banking fees expense increased by $37,332 or 2,181.9%, in the three-month period ended March 31, 2015, when compared to the three-month period ended March 31, 2014. $34,838 of this increase is due to an eight month investor relations program to attract investors to rVue that began in November 2014 and will be completed in May 2015.  The remaining $4,205 of 2015 investor relations and investment banking fees expense is related to fees paid related to the release of the 2014 Form 10-K.

Office support and supply expense for the three-month period ended March 31, 2015 increased $29,196 or 70.1%, compared to the three-month period ended March 31, 2014. This increase is attributable to outside consultants rVue has engaged in operations and software development.

Depreciation and amortization

Depreciation was $547 for the three-month period ended March 31, 2015 compared to $654 for the three-month period ended March 31, 2014, a $107 decline, or 16.4%. For the three-month period ended March 31, 2015, amortization expense for software development was $36,237, compared to $11,773 for the three-month period ended March 31, 2014, a $24,465 increase, or 207.8%. The decrease in depreciation is due to fixed assets being almost completely depreciated.  Amortization expense for software development costs increased due to an increase in the amount of payroll being capitalized due to a refocus on software development beginning in the third quarter of 2013.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents totaling $185,271. Since our inception, we have incurred net losses, and at March 31, 2015, we had an accumulated deficit of $13,079,624 and total stockholders’ equity of $261,026. We expect to continue to incur losses in fiscal 2015. At the present time, the Company does not have sufficient cash to continue through the second quarter of 2015.  Management is currently in the process of raising additional capital.

We did not have any material commitments for capital expenditures at March 31, 2015.  We have budgeted capital expenditures of approximately $150,000 for fiscal 2015, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss arising from continuing operations in the three-month periods ended March 31, 2015 and 2014. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $281,767 for the three-month period ended March 31, 2015 compared to $262,508 for the three-month period ended March 31, 2014. In the three-month period ended March 31, 2015, cash was used to fund a net loss of $411,148, reduced by depreciation of $36,784, stock-based compensation of $19,060, common stock previously issued for services incurred in the first quarter of $22,500 and decreased due to changes in operating assets and liabilities totaling $51,037.

In the three-month period ended March 31, 2014, cash was used to fund a net loss of $299,984, reduced by depreciation of $12,427, stock-based compensation expense of $15,088 and changes in operating assets and liabilities totaling $9,961.

Cash used in investing activities

Net cash used in investing activities totaled $26,765 for the three-month period ended March 31, 2015 compared to $42,650 in the three-month period ended March 31, 2014. In the three-month period ended March 31, 2015, cash used in investing activities consisted of $26,845 for software development costs and a decrease in deposits of $80. In the three-month period ended March 31, 2014, cash used in investing activities consisted of $44,200 for software development costs and $1,550 decrease in deposits.

Cash from financing activities

Net cash provided by financing activities totaled $75,000 for the three-month period ended March 31, 2015, which were the proceeds from the issuance of common stock. For the three-month period ended March 31, 2014, net cash provided by financing activities totaled $175,000 and were the proceeds from the issuance of common stock.

Financial condition

As of March 31, 2015, we had a working capital surplus of $130,487, an accumulated deficit of $13,079,624 and total stockholders’ equity of $261,026, compared to a working capital surplus of $437,555, an accumulated deficit of $12,668,467 and total stockholders’ equity of $578,114 at December 31, 2014. The decline in our financial condition was due to losses incurred net of the proceeds from the sale of $75,000 of stock during the quarter ended March 31, 2015.

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

At December 31, 2014 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. Management intends to address this concern by focusing on revenue growth and on raising additional capital in the coming months.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information in response to by this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2015 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors.

As a smaller reporting company, we are not required to provide information in response to this item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2015, the Company sold an aggregate of 1,071,429 shares of its common stock to two individual accredited investors (the “Investors”), for an aggregate cash purchase price of $75,000.  The shares were issued to the Investors without registration in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506(b) promulgated thereunder.

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

rVue Holdings, Inc.
(Registrant)

Date: May 14, 2015	By:	/s/ Mark P. Pacchini
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