Form 10-K/A
period 2014-12-31
RVUE HOLDINGS, INC.
filed 2015-06-08
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 AMENDMENT NO. 1

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

      .  Yes   X .    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      .  Yes   X .    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X .  Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

  X .  Yes       .  No

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

      .  Yes      X .  No

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety the following in our Annual Report on Form 10-K for the year ended December 31, 2014 as originally filed with the Securities and Exchange Commission on February 12, 2015 (the “Original Form 10-K”): (i) Item 5 of Part II “Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities,” (ii) Item 15 of Part IV “Exhibits, Financial Statement Schedules,” and (iii) the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1. Specifically, we are correcting (i) the inadvertent omission from Item 5 of Part II of the Original Form 10-K of information regarding unregistered sales of shares of our common stock completed during 2014 as described below in the amended and restated Item 5 of Part II, and (ii) the inadvertent omission from Item 15 of Part IV of information regarding, and a form of, the subscription agreement pursuant to which such sales were made.  No other portions of such Items as set forth in the Original Form 10-K, and no other Items of the Original Form 10-K, were affected by such omissions.  This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the foregoing corrections.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2014 price range per common share	$.16 - $.08	$.14 - $.10	$.13 - $.04	$.12 - $.06

Fiscal 2013 price range per common share	$.20 - $.09	$.23 - $.11	$.29 - $.15	$.19 - $.07

___________

The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2014 was $.10 and on February 12, 2015 the last reported sales price was $08.

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

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

On July 17, 2014, the Company sold an aggregate of 4,428,571 shares of its common stock to four individuals and a trust, all of whom qualified as accredited investors, for an aggregate cash purchase price of $310,000.  On December 15, 2014, the Company sold 166,667 shares of its common stock to one individual accredited investor, for an aggregate cash purchase price of $15,000. All such shares were issued to such investors without registration in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506(b) promulgated thereunder, as a transaction by the Company not involving any public offering and involving only accredited investors.  A copy of the form of the subscription agreement for the foregoing sales is attached as Exhibit 10.23.

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

(b)	Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.10	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.11	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.12	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.13	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.14	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.15	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.16	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.17	Form of Warrant.	8-K	02/01/12	4.2
10.18	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.19	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.20	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
10.21	Subscription Agreement dated as of September 10, 2012 by and between the Company and Acorn Composite Corporation.	8-K	09/20/12	4.1
10.22	Form of Subscription Agreement by and between the Company and the investors.	8-K	12/2/13	4.1
10.23**	Form of Subscription Agreement by and between the Company and the investors.
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*       Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

***  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of June, 2015.

RVUE HOLDINGS, INC.

By:	/s/ Mark Pacchini
Mark Pacchini
Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
2.1	Asset Purchase Agreement, dated as of May 13, 2010, by and between Argo Digital Solutions, Inc., Rvue, Inc. and Rvue Holdings Inc.	8-K	05/19/10	2.1
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between Rvue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	Rvue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	Rvue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	Rvue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	Rvue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Form of Bridge Loan Note Purchase Agreement.	8-K	10/27/10	10.16
10.10	Form of Bridge Loan Secured Promissory Note.	8-K	10/27/10	10.17
10.11	Form of Bridge Loan Security Agreement.	8-K	10/27/10	10.18
10.12	Form of Convertible Promissory Note.	8-K	12/16/11	4.1
10.13	Note Purchase Agreement dated as of December 12, 2011 among the Company and the investors listed therein.	8-K	12/16/11	4.2
10.14	Security Agreement dated as of December 12, 2011 among the Company, the collateral agent and the noteholders listed therein.	8-K	12/16/11	4.3
10.15	Collateral Agent Agreement dated as of December 12, 2011 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	12/16/11	4.4
10.16	Form of Secured Convertible Promissory Note.	8-K	02/01/12	4.1
10.17	Form of Warrant.	8-K	02/01/12	4.2
10.18	Promissory Note Purchase Agreement dated as of January 27, 2012 among the Company and the investors listed therein.	8-K	02/01/12	4.3
10.19	Security Agreement dated as of January 27, 2012 among the Company, the collateral agent and the noteholders listed therein.	8-K	02/01/12	4.4
10.20	Collateral Agent Agreement dated as of January 27, 2012 among David Loppert, as collateral agent, and the noteholders listed therein.	8-K	02/01/12	4.5
10.21	Subscription Agreement dated as of September 10, 2012 by and between the Company and Acorn Composite Corporation.	8-K	09/20/12	4.1
10.22	Form of Subscription Agreement by and between the Company and the investors.	8-K	12/2/13	4.1
10.23**	Form of Subscription Agreement by and between the Company and the investors.
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*       Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

***  Furnished herewith.