Form 10-Q
period 2015-06-30
RVUE HOLDINGS, INC.
filed 2015-08-13
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 13, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	141,944,156

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$267,590	$418,803
Accounts receivable	19,020	332,563
Prepaid expenses	69,171	70,101

Total current assets	355,781	821,467

Property and equipment, net	81	662
Software development costs	127,237	136,717
Deposits	3,100	3,180

	$486,199	$962,026

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

Accounts payable	$355,317	$168,591
Accrued expenses	87,294	204,821
Note payable	46,269	-
Deferred revenue	10,500	10,500

Total current liabilities	499,380	383,912

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 shares authorized at June 30, 2015 and December 31, 2014;141,944,156 issued and outstanding at June 30, 2015 and 140,872,727 at December 31, 2014	141,944	140,873
Additional paid-in capital	13,217,767	13,105,717
Accumulated deficit	(13,372,892)	(12,668,476)

Total stockholders' equity (deficit)	(13,181)	578,114

	$486,199	$962,026

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Core fees	$542,903	$199,508	$616,038	$392,172
Non-core fees	31,500	31,500	63,000	67,425
	574,403	231,008	679,038	459,597
Costs and expenses
Cost of revenue	501,764	175,078	566,310	344,837
Selling, general and administrative expenses	331,932	332,620	746,385	679,007
Depreciation and amortization	33,524	19,267	70,308	31,694
Interest expense	451	-	451	-
	867,671	526,965	1,383,454	1,055,538
Loss before provision for income taxes	(293,268)	(295,957)	(704,416)	(595,941)
Provision for income taxes	-	-	-	-
Net loss	$(293,268)	$(295,957)	$(704,416)	$(595,941)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	141,944,156	135,743,509	141,706,061	135,436,858

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	-	$-	140,872,727	$140,873	$13,105,717	$(12,668,476)	$578,114
Common stock issued	-	-	1,071,429	1,071	73,929	-	75,000
Stock based compensation expense	-	-	-	-	38,121	-	38,121
Net loss	-	-	-	-	-	(704,416)	(704,416)
Balance, June 30, 2015	-	$-	141,944,156	$141,944	$13,217,767	$(13,372,892)	$(13,181)

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(704,416)	$(595,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,308	31,694
Stock-based compensation expense	38,121	30,177
Common stock issued for services	45,000	-

Changes in operating assets and liabilities:
Accounts receivable	313,544	(30,737)
Prepaid expenses	2,199	(8,915)
Accounts payable	186,726	(17,612)
Accrued expenses	(117,527)	35,965
Deferred revenue	-	10,500
Cash used in operating activities	(166,045)	(544,869)

Investing activities
Payments for property, equipment and software development	(60,248)	(81,913)
Change in deposits	80	5,950
Cash used in investing activities	(60,168)	(75,963)

Financing activities
Proceeds from the issuance of common stock	75,000	175,000
Cash provided by financing activities	75,000	175,000

Decrease in cash and cash equivalents	(151,213)	(445,832)
Cash and cash equivalents, beginning of period	418,803	844,589
Cash and cash equivalents, end of period	$267,590	$398,757

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

The unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $13,372,892 at June 30, 2015. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core businesses. Management’s plan in order to meet our operating cash flow requirements includes financing activities such as private placements of common stock and private issuances of debt and convertible instruments and the continued establishment of strategic relationships which we expect will lead to the generation of additional revenue opportunities.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there is no assurance that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and six months ended June 30, 2015 and 2014, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and six months ended June 30, 2015 and 2014 since this would have an anti-dilutive effect.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(293,268)	$(295,957)	$(704,416)	$(595,941)

Denominator:
Weighted-average shares outstanding	141,944,156	135,743,509	141,706,061	135,436,858
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	141,944,156	135,743,509	141,706,061	135,436,858
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)

The following stock options and warrants outstanding as of June 30, 2015 and 2014 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	June 30,
	2015	2014
Stock options	-	-
Warrants	50,698	50,904
	50,698	50,904

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from two of our customers accounted for 100% of total accounts receivable at June 30, 2015, and accounts receivable from three of our customers accounted for 99.4 % of total accounts receivable at December 31, 2014. We had no allowance for doubtful accounts at either June 30, 2015 or at December 31, 2014.

Note 5 – Fair Value Measurements

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2015 and December 31, 2014:

Prepaid expenses	June 30, 2015	December 31, 2014
Insurance	$63,941	14,871
Other	5,230	55,230
	$69,171	70,101

Property and Equipment	Estimated Useful Lives	June 30,	December 31,
	(Years)	2015	2014
Computers and software	2 - 5	$91,083	91,083
Equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(113,979)	(113,398)
Net property and equipment		$81	662

Depreciation expense was $580 and $1,251 for the six months ended June 30, 2015 and 2014, respectively.  Depreciation expense was $34 and $597 for the three months ended June 30, 2015 and 2014, respectively.

Software Development Costs	Estimated Useful Lives	June 30,	December 31,
	(Months)	2015	2014
Software development costs	18	$1,354,168	1,293,920
Less accumulated amortization		(1,226,931)	(1,157,203)
Net software development costs		$127,237	136,717

Amortization expense was $69,728 and $30,443 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense was $33,490 and $18,670 for the three months ended June 30, 2015 and 2014, respectively.

Accrued Expenses	June 30,	December 31,
	2015	2014
Personnel costs	$10,774	9,497
Network costs	31,213	166,211
Other	45,307	29,113
	$87,294	204,821

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Note Payable

In May of 2015, the Company entered into a $57,600 financing agreement for the Company’s annual directors and officers insurance. The term of the financing agreement is ten months and the interest rate is 4.94%.  The first payment of $5,891 was made in June of 2015 and the final payment will be in March 2016.

Note 8 - Income Taxes

There is no income tax benefit for the losses for the six-month periods ended June 30, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2014, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended June 30, 2015. We did not recognize any interest or penalties during 2014 related to unrecognized tax benefits, or through the period ended June 30, 2015.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the six month period ended June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,340,000	$0.16	7.55	$-
Options granted	850,000	$0.10	9.55
Options exercised	-	$-	-
Options forfeited	150,000	$0.10	9.55
Balance at June 30, 2015	3,040,000	$0.15	7.63	$-
Exercisable at June 30, 2015	1,476,474	$0.18	7.17	$-
Expected to vest after June 30, 2015	1,563,526	$0.12	8.07	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

Stock-Based Compensation

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On January 12, 2015, 850,000 stock options were granted to current employees and a contractor of the Company.  We did not grant any options during the six-month period ended June 30, 2014.  As of June 30, 2015 there was approximately $110,000 of total unrecognized compensation cost related to stock options outstanding.  This cost is expected to be recognized over a period of three years.

Stock based compensation expense was $19,060 and $15,088 for the three months ended June 30, 2015 and 2014, respectively.  Stock based compensation expense was $38,121 and $30,177 for the six months ended June 30, 2015 and 2014, respectively.

The Company entered into an employment agreement with Mark Pacchini, our CEO, on July 1, 2013.  The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue goals are achieved in a twelve month period.  On January 1, 2014, the revenue goals for this employment agreement were amended.  As of June 30, 2015 it did not appear probable that any of the required goals in the agreement will be achieved.  As a result, there was no stock based compensation expense recognized related to this agreement.  The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

Note 10 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

Our corporate headquarters is in Elmhurst, Illinois, where we lease approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expires on September 30, 2015.  Lease payments are approximately $3,100 a month through September 30, 2014 increasing to $3,193 a month through September 30, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

Contract with Consultant

In November 2014, rVue entered into an eight month consulting agreement that compensated the consultant with 483,871 restricted shares of rVue common stock. The agreement requires rVue to provide price protection on the shares which may result in the Company issuing additional shares to the consultant if the share price at the time of the removal of restriction on resale of such restricted shares falls below the share price at issuance.

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

Note 11 – Supplemental Non-Cash Information

During the six months ended June 30, 2014, the Company issued common stock totaling $42,000 to Ken Dvorak for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a lawsuit.  At December 31, 2014, the Company had $45,000 of prepaid consulting services that was paid via the issuance of common stock in 2014.  During the six months ended June 30, 2015, the Company recognized consulting expenses of $45,000 related to the arrangement.  In May of 2015, the Company entered into a $57,600 financing agreement for the Company’s annual directors and officers insurance.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

Typenex Convertible Note Financing

On July 8, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement dated July 7, 2015 but effective July 8, 2015 (the “Typenex SPA”) with Typenex Co-Investment, LLC (“Typenex”).  Pursuant to the Typenex SPA, the Company issued to Typenex a convertible promissory note (the “Typenex Note”) in the principal amount of $252,500, deliverable in four tranches as described below.

The Typenex Note has a term of 17 months, an interest rate of 10% per annum and an original issue discount (OID) of $22,500.   The net proceeds to the Company from the Typenex Note were $225,000, in the form of: (a) an initial tranche of $75,000 in cash (gross proceeds of $87,500, less $7,500 in OID and $5,000 in expense reimbursements), and (b) three promissory notes of $55,000 each (each consisting of $55,000 in gross proceeds, less $5,000 in OID) (the “Investor Notes”).  Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes.  Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date, so long as any amount is outstanding under the Typenex Note, the Company is required to pay to Typenex installments of principal equal to $21,041 (or such lesser principal amount is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash.  Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below.  Generally, the conversion price will be equal to the lower of (a) $0.08 per share and (b) the “Market Price.”  The “Market Price” is calculated by applying a discount of 30% to the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately preceding the applicable conversion.  The Company may also elect to make payment of installments in the form of equity on substantially the same terms, subject to the terms and conditions of the Typenex Note.

Carebourn Convertible Note Financing

On July 30, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement dated July 30, 2015 (the “Carebourn SPA”) with Carebourn Capital, L.P. (“Carebourn”).  Pursuant to the Carebourn SPA, the Company issued to Carebourn a convertible promissory note (the “Carebourn Note”) in the principal amount of $115,000.

The Carebourn Note has a term of 9 months and an interest rate of 10% per annum. The net proceeds to the Company from the Carebourn Note were $100,000, consisting of gross proceeds of $115,000, less $10,000 in OID and $5,000 in expense reimbursements.  The entire principal balance of the Carebourn Note, together with all accrued interest, is due and payable on April 30, 2016.

Beginning on the date that is ninety (90) days after the Closing Date, so long as any amount is outstanding under the Carebourn Note, Carebourn may convert all or any portion of the balance of the Carebourn Note into shares of the Company’s common stock (“Common Stock”).  Generally, the conversion price will be calculated by applying a discount of 40% to the average of the three (3) lowest closing bid prices for the Common Stock during the twenty (20) trading days immediately preceding the applicable conversion. Carebourn is generally prohibited from acquiring more than 4.99% of the Company’s outstanding shares pursuant to the Carebourn Note.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

CEO Employment Agreement

The Company entered into an employment agreement with Mark Pacchini, our CEO, on August 4, 2015.  The agreement term is three years and includes mandatory bonuses payable in stock options if specific revenue goals are achieved in the Company’s fiscal year. As of the date of this agreement, the July 1, 2013 employment agreement between the Company and Mr. Pacchini was terminated.

Incentive Stock Plan Amendment

In July 2015, the Company increased the number of shares available under the Company’s 2010 Incentive Stock Plan by an additional 15,000,000 shares.

Item 2

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

As of June 30, 2015, approximately 190 networks comprising approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q and in the Notes to the Consolidated Financial Statements in the Company’s 2014 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014:

Our unaudited results of operations for the three-month periods ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended
	June 30,
	2015	2014
Revenue
Core fees	$542,903	$199,508
Non-core fees	31,500	31,500
	574,403	231,008
Costs and expenses
Cost of revenue	501,764	175,078
Selling, general and administrative expenses	331,932	332,620
Depreciation and amortization	33,524	19,267
Interest expense	451	-
	867,671	526,965
Loss before provision for income taxes	(293,268)	(295,957)
Provision for income taxes	-	-
Net loss	$(293,268)	$(295,957)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	141,944,156	135,743,509

Revenue

Revenue was $574,403 for the three-month period ended June 30, 2015 compared to $231,008 for the three-month period ended June 30, 2014, a $343,395 increase, or 148.7%. We earned revenue as follows:

	Three Months ended
	June 30,
Revenue Category	2015	2014	$ Change	% Change
Core fees	$542,903	$199,508	$343,395	172.1%
Non-core fees	31,500	31,500	-	-
Total Revenue	$574,403	$231,008	$343,395	148.7%

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

Core fees were $542,903 for the three-month period ended June 30, 2015, a $343,395 improvement over the $199,508 core fees for the three-month period ended June 30, 2014. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the second half of 2015 from advertisers and agencies for placing advertising within the DpbM category. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $31,500 for the three-month period ended June 30, 2015, and $31,500 for the three-month period ended June 30, 2014.  We expect to have $31,500 of revenue in this category each quarter in 2015.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $501,764 for the three-month period ended June 30, 2015 compared to $175,078 for the three-month period ended June 30, 2014, a $326,686 increase, or 186.6%, and was comprised of:

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Temporary labor	$3,220	$2,890	$330	11.4%
Network services	180	180	-	-%
rVue operations	498,364	172,008	326,356	189.7%
Total	$501,764	$175,078	$326,686	186.6%

The increase in cost of revenue is attributable to a $343,395 increase in rVue revenue and network mix compared to June 30, 2014. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $331,932 for the three-month period ended  June 30, 2015, compared to $332,620 for the three-month period ended  June 30, 2014 a $5,438 decrease, or 1.6%. Changes by major component of SG&A are:

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$90,722	$141,008	$(50,286)	-35.7%
Stock-based compensation expense	19,060	15,088	3,972	26.3%
Facility expense	10,790	17,400	(6,610)	-38.0%
Communications expense	17,615	17,703	(88)	-0.5%
Travel expense	11,570	5,892	5,678	96.4%
Investor relations and investment banking fees	53,128	14,724	38,404	260.8%
Professional and consulting fees	58,351	59,203	(852)	-1.4%
Office support and supply expense	70,696	61,602	9,094	14.8%
Total	$331,932	$332,620	$(5,438)	-1.6%

Compensation and benefits decreased $50,286, or 35.7% for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. This change was due to a $62,581decrease in salary and payroll related expenses offset by a $4,310 decrease in the amount of payroll costs being capitalized for software development, and a $7,985 increase in the vacation accrual.

Stock-based compensation expense increased $3,972 or 26.3% for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  This increase is due to the employee stock options granted in January 2015.

Facility expense decreased $6,610 or 38.0% for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  The decrease in facility expense is due to the closure of the Florida office.

Travel expense increased $5,678 or 96.4% to for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  The increase is attributable to an increase in sales related travel in 2015.

Investor relations and investment banking fees expense increased by $38,404 or 260.8%, in the three-month period ended June 30, 2015, when compared to the three-month period ended June 30, 2014. $49,354 of the total expense for 2015 is due to an eight month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015.  The remaining $3,774 of 2015 investor relations and investment banking fees expense is related to fees paid related to investor relations outside services.

Professional and consulting fees decreased $852 or 1.4% for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  The decrease is due to a $5,622 decrease in legal fees, a $4,570 decrease in accounting and audit fees and a $1,320 decrease in SEC filing service fees offset by a $10,700 increase in sales and marketing consulting fees.

Office support and supply expense for the three-month period ended June 30, 2015 increased $9,094 or 14.8%, compared to the three-month period ended June 30, 2014. This increase is attributable to outside consultants rVue has engaged in operations and software development.

Depreciation and amortization

Depreciation and amortization was $33,524 for the three-month period ended June 30, 2015 compared to $19,267 for the three-month period ended June 30, 2014, a $14,257 increase, or 74.0%.

Six Months Ended June 30, 2015 and 2014:

Our unaudited results of operations for the six-month periods ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended
	June 30
	2015	2014
Revenue
Core fees	$616,038	$392,172
Non-core fees	63,000	67,425
	679,038	459,597
Costs and expenses
Cost of revenue	566,310	344,837
Selling, general and administrative expenses	746,385	679,007
Depreciation and amortization	70,308	31,694
Interest income	451	-
	1,383,454	1,055,538
Loss before provision for income taxes	(704,416)	(595,941)
Provision for income taxes	-	-
Net loss	$(704,416)	$(595,941)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	141,706,061	135,436,858

Revenue

Revenue was $679,038 for the six-month period ended June 30, 2015 compared to $459,597 for the six-month period ended June 30, 2014, a $219,441 increase, or 47.7%. We earned revenue as follows:

	Six Months ended
	June 30,
Revenue Category	2015	2014	$ Change	% Change
Core Fees	$616,038	$392,172	$223,866	57.1%
Non-Core Fees	63,000	67,425	(4,425)	-6.6%
Total Revenue	$679,038	$459,597	$219,441	47.7%

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

Core fees were $616,038 for the six-month period ended June 30, 2015, a $223,866 or 57.1% improvement over the $392,172 rVue fees for the six-month period ended June 30, 2014.  As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the second half of 2015 from advertisers and agencies for placing advertising with DpbM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $63,000 for the six-month period ended June 30, 2015, a $4,425, or 6.6%, decrease compared to the $67,425 for the six-month period ended June 30, 2014. During the first quarter of 2014 we earned fixed monthly fees of $11,975, which changed to $10,500 per month in the second quarter, from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2015, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $566,310 for the six-month period ended June 30, 2015 compared to $344,837 for the six-month period ended June 30, 2014, a $221,473 increase, or 64.2%, and was comprised of:

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$6,401	$4,932	$1,469	29.8%
Network services	360	365	(5)	-1.4%
rVue operations	559,549	339,540	220,009	64.8%
Total	$566,310	$344,837	$221,473	64.2%

The increase in cost of revenue is attributable to a $219,441 increase in rVue revenue and network mix compared to June 30, 2014. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

SG&A were $746,385 for the six-month period ended June 30, 2015, compared to $679,007 for the six month period ended June 30, 2014, a $67,378 increase, or 9.9%. Changes by major component of SG&A are:

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$249,355	$294,615	$(45,260)	-15.4%
Stock-based compensation expense	38,121	30,177	7,944	26.3%
Facility expense	23,398	35,342	(11,944)	-33.8%
Communications expense	35,338	33,898	1,440	4.2%
Travel expense	14,988	10,789	4,199	38.9%
Investor relations and investment banking fees	93,320	17,004	76,316	448.8%
Professional and consulting fees	150,332	154,207	(3,875)	-2.5%
Office support and supply expense	141,533	102,975	38,558	37.4%
Total	$746,385	$679,007	$67,378	9.9%

Compensation and benefits decreased $45,260, or 15.4% for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. This change was due to a $72,034 decrease in salary and payroll related expenses and offset by a $5,109 increase in the vacation accrual and a $21,665 decrease in the amount of payroll costs being capitalized for software development.

Stock-based compensation expense increased $7,944 or 26.3% for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  This increase is due to the employee stock options granted in January 2015.

Facility expense decreased $11,944 or 33.8% for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  The decrease in facility expense is due to the closure of the Florida office.

Travel expense increased $4,199 or 38.9% due to for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  The increase is attributable to an increase in sales related travel in 2015.

Investor relations and investment banking fees expense increased by $76,316 or 448.8%, in the six-month period ended June 30, 2015, when compared to the six-month period ended June 30, 2014. $86,613 of the total expense for 2015 is due to an eight-month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015.  The remaining $6,707 of 2015 investor relations and investment banking fees expense is related to fees paid related to investor relations outside services.

Professional and consulting fees decreased $3,875 or 2.5% for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  The decrease is due to a $15,079 decrease in legal fees, a $3,659 increase in accounting and audit fees and a $3,155 decrease in SEC filing service fees and a $10,700 increase in sales and marketing consulting fees.

Office support and supply expense for the six-month period ended June 30, 2015 increased $38,558 or 37.4%, compared to the six-month period ended June 30, 2014. This increase is attributable to outside consultants rVue has engaged in operations and software development.

Depreciation and amortization

Depreciation was $580 for the six-month period ended June 30, 2015 compared to $1,251 for the six-month period ended June 30, 2014, a $671 decline, or 53.6%. For the six-month period ended June 30, 2015, amortization expense for software development was $69,728 compared to $30,443 for the six-month period ended June 30, 2014, a $39,285 increase, or 129.0%. The large increase in amortization expense for software development costs is due to the increase in software development by rVue.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents totaling $267,590. Since our inception, we have incurred net losses, and at June 30, 2015, we had an accumulated deficit of $13,372,892 and total stockholders’ deficit of $13,181. We expect to continue to incur losses in fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

Subsequent to June 30, 2015, the Company raised approximately an additional $170,000 through the issuance of debt and convertible instruments.    We believe the $170,000 capital raised along with continued operations will provide a sufficient amount of cash to continue through year-end.  The Company is currently finalizing an agreement with its largest shareholder to provide equity financing for cash flow purposes over the next 18 months, although no assurance can be given that the Company and the shareholder will ultimately agree on terms.  The Company may issue additional shares of Common Stock to investors throughout the remainder of 2015, although no assurance can be given that such expectations will materialize or on what terms.

We did not have any material commitments for capital expenditures at June 30, 2015. We have budgeted capital expenditures of approximately $150,000 for fiscal 2015, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of debt or equity securities, or borrowings.

We did not have any significant elements of income or loss arising from continuing operations in the six-month periods ended June 30, 2015 and 2014. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $166,045 for the six-month period ended June 30, 2015 compared to $544,869 for the six-month period ended June 30, 2014. In the six-month period ended June 30, 2015, cash was used to fund a net loss of $704,416, reduced by depreciation of $70,308, stock-based compensation expense of $38,121, common stock previously issued for services received in the first two quarters of $45,000 and by changes in operating assets and liabilities totaling $384,942.

During the six-month period ended June 30, 2014, cash was used to fund a net loss of $595,941, reduced by depreciation of $31,694, stock-based compensation expense of $30,177  and changes in operating assets and liabilities totaling $10,799.

Cash used in investing activities

Net cash used in investing activities totaled $60,168 for the six-month period ended June 30, 2015 compared to $75,963 of net cash used in investing activities in the six-month period ended June 30, 2014. In the six-month period ended June 30, 2015, cash used in investing activities consisted of $60,248 for fixed asset purchases and that amount was offset by a decrease in deposits of $80.  In the six-month period ended June 30, 2014, cash used in investing activities consisted of $81,913 for fixed asset purchases and that amount was offset by a decrease in deposits of $5,950.

Cash from financing activities

Net cash provided by financing activities totaled $75,000 for the six-month period ended June 30, 2015 from the sale of common stock.  For the six-month period ended June 30, 2014, net cash provided by financing activities totaled $175,000 from the sale of common stock.

Financial condition

As of June 30, 2015, we had a working capital deficit of $143,598, an accumulated deficit of $13,372,892 and total stockholders’ deficit of $13,181, compared to a working capital surplus of $437,555 an accumulated deficit of $12,668,476 and total stockholders’ equity of $578,114 at December 31, 2014.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances and issuances of debt and convertible instruments, that we will have sufficient funds available to cover our cash requirements through the next twelve months. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities. However, no assurance can be given that such expectations will materialize.

At December 31, 2014 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In addition, management will review projected losses for the second half of 2015 against cash on hand and consider raising capital if required.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board of directors; and

(iii)

provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2015 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

As previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on August 6, 2015, the Company entered into a Securities Purchase Agreement dated July 30, 2015 (the “Carebourn SPA”) with Carebourn Capital, L.P. (“Carebourn”).  Pursuant to the Carebourn SPA, the Company issued to Carebourn a convertible promissory note (the “Carebourn Note”) in the principal amount of $115,000.  The foregoing description of the Carebourn Note and the Carebourn SPA are qualified in their entirety by the text of such documents, copies of which are attached as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.

Exhibits.

(a)

Index to Exhibits

Exhibit No.	Exhibit Description
10.1* 10.2* 31.1*	Carebourn Note Carebourn SPA Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc.
(Registrant)

Date: August 13, 2015	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
10.1* 10.2* 31.1*	Carebourn Note Carebourn SPA Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.