Form 10-Q
period 2015-09-30
RVUE HOLDINGS, INC.
filed 2015-11-12
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54348

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

17W220 22nd Street, Suite 200
Oak Brook Terrace, IL 60181	(855) 261-8370
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 12, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	150,515,839

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$2,939	$418,803
Accounts receivable	118,569	332,563
Prepaid expenses	48,936	70,101

Total current assets	170,444	821,467

Property and equipment, net	48	662
Software development costs	134,286	136,717
Deposits	6,339	3,180

	$311,117	$962,026

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

Accounts payable	$146,412	$168,591
Accrued expenses	227,876	204,821
Interest payable	4,130	-
Note payable	29,096	-
Convertible notes	100,637	-
Derivative liability	103,169	-
Deferred revenue	10,500	10,500

Total current liabilities	621,820	383,912

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 shares authorized at September 30, 2015 and December 31, 2014;141,944,156 issued and outstanding at September 30, 2015 and 140,872,727 at December 31, 2014	141,944	140,873
Additional paid-in capital	13,236,104	13,105,717
Accumulated deficit	(13,688,751)	(12,668,476)

Total stockholders' equity (deficit)	(310,703)	578,114

	$311,117	$962,026

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Core fees	$133,264	$248,940	$749,302	$641,112
Non-core fees	31,500	31,500	94,500	98,925
	164,764	280,440	843,802	740,037
Costs and expenses
Cost of revenue	115,117	219,392	681,427	564,229
Selling, general and administrative expenses	298,474	323,507	1,044,859	1,002,514
Depreciation and amortization	33,594	27,604	103,902	59,298
Interest expense	31,508	-	31,959	-
Change in fair value of derivative instruments	1,930	-	1,930	-
	480,623	570,503	1,864,077	1,626,041
Loss before provision for income taxes	(315,859)	(290,063)	(1,020,275)	(886,004)
Provision for income taxes	-	-	-	-
Net loss	$(315,859)	$(290,063)	$(1,020,275)	$(886,004)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	141,944,156	139,200,211	141,785,426	136,691,309

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	-	-	140,872,727	$140,873	$13,105,717	$(12,668,476)	$578,114
Common stock issued	-	-	1,071,429	1,071	73,929	-	75,000
Stock based compensation expense	-	-	-	-	56,458	-	56,458
Net loss	-	-	-	-	-	(1,020,275)	(1,020,275)
Balance,September30, 2015	-	$-	141,944,156	$141,944	$13,236,104	$(13,688,751)	$(310,703)

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(1,020,275)	$(886,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,902	59,298
Non-cash interest	26,876	-
Stock-based compensation expense	56,458	45,264
Common stock issued for services	45,000	-
Change in fair value of derivative instruments	1,930	-

Changes in operating assets and liabilities:
Accounts receivable	213,995	(75,421)
Prepaid expenses	33,765	(8,080)
Accounts payable	(22,179)	47,242
Accrued expenses	23,055	53,731
Deferred revenue	-	10,500
Accrued interest expense	4,130	-

Cash used in operating activities	(533,343)	(753,470)
Investing activities

Payments for property, equipment and software development	(100,858)	(113,449)
Change in deposits	(3,159)	7,500
Cash used in investing activities	(104,017)	(105,949)

Financing activities
Proceeds from the issuance of common stock	75,000	485,000
Proceeds from convertible notes	175,000	-
Payments on debt	(28,504)	-

Cash provided by financing activities	221,496	485,000
Decrease in cash and cash equivalents	(415,864)	(374,419)
Cash and cash equivalents, beginning of period	418,803	844,589
Cash and cash equivalents, end of period	$2,939	$470,170

See supplemental non-cash information in Note 12.

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

The unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $13,688,751 at September 30, 2015. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and nine months ended September 30, 2015 and 2014, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and nine months ended September 30, 2015 and 2014 since this would have an anti-dilutive effect.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(315,859)	$(290,063)	$(1,020,275)	$(886,004)

Denominator:
Weighted-average shares outstanding	141,944,156	139,200,211	141,785,426	136,691,309
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	141,944,156	139,200,211	141,785,426	136,691,309
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1)

The following stock options and warrants outstanding as of September 30, 2015 and 2014 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	September 30,
	2015	2014
Stock options	-	-
Warrants	1,608	73,138
	1,608	73,138

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from three of our customers accounted for 100% of total accounts receivable at September 30, 2015, and accounts receivable from three of our customers accounted for 99.4% of total accounts receivable at December 31, 2014. We had no allowance for doubtful accounts at either September 30, 2015 or at December 31, 2014.

Convertible Notes

The carrying amount of convertible notes approximates their fair value based on the recentness of the transaction. The embedded derivative liability is reported at fair value calculated using a binomial lattice model.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Convertible Note Financing

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

Typenex Convertible Note Financing

The Typenex Note has a term of 17 months, an interest rate of 10% per annum and an original issue discount (OID) of $22,500. The commitment to the Company from the Typenex Note were $225,000, in the form of: (a) an initial tranche of $75,000 in cash (gross proceeds of $87,500, less $7,500 in OID and $5,000 in expense reimbursements), and a (b) future commitment of three promissory notes of $55,000 each (each consisting of $55,000 in gross proceeds, less $5,000 in OID (the “Investor Notes”). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company.

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date of the Typenex Note, so long as any amount is outstanding thereunder, the Company is required to pay to Typenex installments of principal equal to $21,041 (or such lesser principal amount as is then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount may be made in cash. Alternatively, Typenex or the Company may elect to convert an installment amount into Common Stock as described below.

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the “Lender Conversion Price” shall be $0.08. However, in the event that the Company’s market capitalization falls below $3,000,000 at any time, then in such event (a) the conversion price for all lender conversions occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price and the “Market Price” as of any applicable date of conversion. The Market Price is calculated by applying a discount of 30% to the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately preceding the applicable conversion. The Company may also elect to make payment of installments in the form of equity on substantially the same terms, subject to the terms and conditions of the Typenex Note.

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

Beginning on the date that is ninety (90) days after the Closing Date, so long as any amount is outstanding under the Carebourn Note, Carebourn may convert all or any portion of the balance of the Carebourn Note into shares of the Company’s common stock Generally, the conversion price will be calculated by applying a discount of 40% to the average of the three (3) lowest closing bid prices for the common stock during the twenty (20) trading days immediately preceding the applicable conversion. Carebourn is generally prohibited from acquiring more than 4.99% of the Company’s outstanding shares pursuant to the Carebourn Note.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives

The Typenex Note and the Carebourn Note described above have conversion features which are embedded derivatives as defined in FASB Accounting Standards Codification (ASC) 815. Derivative financial instruments are initially measured at their fair value and then are re-valued at each reporting date, with changes in fair value reported as charges or credits to income. At July 8, 2015 we valued the embedded derivative conversion feature for the Typenex Note to be $25,370. At July 30, 2015 we valued the embedded derivative conversion feature of the Carebourn Note to be $75,869. We determined the fair value of the two embedded conversion features based on available data using a binomial lattice valuation model given all the rights and obligations of the instruments.

The Company recorded a discount on the Typenex Note and the Carebourn Note equal to the fair value of the derivative liability of the notes. The discount is being amortized using the straight line method over the term of the notes.

	Three Months Ended September 30, 2015	December 31, 2014
Principle	$202,500	$-
Original issue discount and debt issuance costs	(27,500)	-
Derivative liability at inception	(101,239)	-
Amortization of discount on notes	26,876	-
	$100,637	$-

The Typenex Note derivative liability has been measured at fair value at September 30, 2015 using a binomial model. The inputs into the binomial model are as follows:

	September 30, 2015	December 31, 2014
Closing share price	$0.0349	$-
Conversion price	$0.0800	$-
Risk free rate	0.378%	-
Expected volatility	75%	-
Dividend yield	0%	-
Expected life	1.19 years	-
Lattice steps	310	-
Conversion rest price	$0.0211	$-
Base conversion factor	70%	-
Conversion factor trigger	$0.0200	$-
Interest rate on note	10%	-

The Carebourn Note derivative liability has been measured at fair value at September 30, 2015 using a binomial model. The inputs into the binomial model are as follows:

	September 30, 2015	December 31, 2014
Closing share price	$0.0349	$-
Conversion price	$0.0800	$-
Risk free rate	0.203%	-
Expected volatility	75%	-
Dividend yield	0%	-
Expected life	0.58 years	-
Lattice steps	152	-
Variable conversion factor	60%	-
Conversion factor trigger	$0.0200	$-
Interest rate on note	10%	-

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Liabilities:
Derivative liability	$-	$-	$103,169	$103,169
December 31, 2014
Liabilities:
Derivative liability	$-	$-	$-	$-

The fair value of the derivative liability, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs.

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three month period ended September 30, 2015:

Balance, July 1, 2015	$-
Issuances	101,239
Settlements	-
Realized and unrealized (gains) losses included in earnings	1,930
Transfers into or out of level 3	-
Balance, September 30, 2015	$103,169

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine month period ended September 30, 2015:

Balance, January 1, 2015	$-
Issuances	101,239
Settlements	-
Realized and unrealized (gains) losses included in earnings	1,930
Transfers into or out of level 3	-
Balance, September 30, 2015	$103,169

Note 7 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of September 30, 2015 and December 31, 2014:

Prepaid expenses	September 30, 2015	December 31, 2014
Insurance	$45,706	$14,871
Other	3,230	55,230
	$48,936	$70,101

Property and Equipment	Estimated Useful Lives	September 30,	December 31,
	(Years)	2015	2014
Computers and software	2 - 5	$91,083	$91,083
Equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(114,012)	(113,398)
Net property and equipment		$48	$662

Depreciation expense was $34 and $576 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $613 and $1,827 for the nine months ended September 30, 2015 and 2014, respectively.

Software Development Costs	Estimated Useful Lives	September 30,	December 31,
	(Months)	2015	2014
Software development costs	18	$1,394,778	$1,293,920
Less accumulated amortization		(1,260,492)	(1,157,203)
Net software development costs		$134,286	$136,717

Amortization expense was $33,560 and $27,028 for the three months ended September` 30, 2015 and 2014, respectively. Amortization expense was $103,289 and $57,472 for the nine months ended September 30, 2015 and 2014, respectively.

Accrued Expenses	September 30, 2015	December 31, 2014
Personnel costs	$12,942	9,497
Network costs	54,789	166,211
Subscription payable	150,645	-
Other	9,500	29,113
	$227,876	204,821

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Note Payable

In May of 2015, the Company entered into a $57,600 financing agreement for the Company’s annual directors and officers insurance. The term of the financing agreement is ten months and the interest rate is 4.94%. The first payment of $5,891 was made in June of 2015 and the final payment will be in March 2016.

Note 9 - Income Taxes

There is no income tax benefit for the losses for the nine month periods ended September 30, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2014, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended September 30, 2015. We did not recognize any interest or penalties during 2014 related to unrecognized tax benefits, or through the period ended September 30, 2015.

Note 10 - Stockholders’ Equity and Stock Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the nine month period ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,340,000	$0.16	7.55	$-
Options granted	850,000	$0.10	9.29	-
Options exercised	-	-	-	-
Options forfeited	1,383,333	$0.11	8.45	-
Balance at September 30, 2015	1,806,667	$0.17	6.69	$-
Exercisable at September 30, 2015	1,268,333	$0.19	6.98	$-
Expected to vest after September 30, 2015	538,336	$0.11	6.00	$-

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

On January 12, 2015, 850,000 stock options were granted to current employees and a contractor of the Company. We did not grant any options during the nine-month period ended September 30, 2014. As of September 30, 2015 there was approximately $92,000 of total unrecognized compensation cost related to stock options outstanding. This cost is expected to be recognized over a period of three years.

Stock based compensation expense was $18,337 and $15,088 for the three months ended September 30, 2015 and 2014, respectively. Stock based compensation expense was $56,458 and $45,264 for the nine months ended September 30, 2015 and 2014, respectively.

The Company entered into an employment agreement with Mark Pacchini, our CEO, on July 1, 2013. The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue goals are achieved in a twelve month period. On January 1, 2014, the revenue goals for this employment agreement were amended.

The Company entered into a new employment agreement with Mark Pacchini, our CEO, on August 4, 2015. The agreement term is three years and includes mandatory bonuses payable in stock options if specific revenue goals are achieved in the Company’s fiscal year. The revenue goals for this agreement remained the same as those set forth in Mr. Pacchini’s previous employment agreement dated as of the January 1, 2014 which was replaced by the August 4, 2015 employment agreement. As of September 30, 2015 it did not appear probable that any of the required goals in the agreement will be achieved. As a result, there was no stock based compensation expense recognized related to this new agreement. The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

Note 11 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

On October 4, 2015 we moved our corporate headquarters to Oak Brook Terrace, Illinois, where we lease approximately 3,100 square feet of office space from Midwest Disability, P.A. under a lease contract that expires on October 31, 2016. Lease payments are approximately $3,200 a month. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

Contract with Consultant

In November 2014, rVue entered into an eight month consulting agreement that compensated the consultant with 483,871 restricted shares of rVue common stock. The agreement requires rVue to provide price protection on the shares which may result in the Company issuing additional shares to the consultant if the share price at the time of the removal of restriction on resale of such restricted shares falls below the share price at issuance. On October 26, 2015 rVue issued 1,016,529 shares of restricted shares of rVue common stock to complete the eight month consulting agreement with the consultant.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Supplemental Non-Cash Information

During the nine months ended September 30, 2014, the Company issued common stock totaling $42,000 to a vendor for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a lawsuit. At December 31, 2014, the Company had $45,000 of prepaid consulting services that was paid via the issuance of common stock in 2014. During the nine months ended September 30, 2015, the Company recognized consulting expenses of $45,000 related to the arrangement. In May of 2015, the Company entered into a $57,600 financing agreement for the Company’s annual directors and officers insurance. During the nine months ended September 30, 2015, the Company recognized debt issuance costs of $26,087 related to the issuance of convertible notes.

Note 13 – Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing. On October 22, 2015, 3,250,000 stock options were granted to current employees and contractors of the Company. On October 26, 2015 rVue issued 1,016,529 shares of restricted shares of rVue common stock to complete the eight month consulting agreement with the consultant. In October and November of 2015 the Company raised $170,000 in issuance of 7,555,354 shares of common stock.

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

As of September 30, 2015, approximately 190 networks comprising approximately 1,000,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014:

Our unaudited results of operations for the three-month periods ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended
	September 30,
	2015	2014
Revenue
Core fees	$133,264	248,940
Non-core fees	31,500	31,500
	164,764	280,440
Costs and expenses
Cost of revenue	115,117	219,392
Selling, general and administrative expenses	298,474	323,507
Depreciation and amortization	33,594	27,604
Interest expense	31,508	-
Change in fair value of derivative instruments	1,930	-
	480,623	570,503
Loss before provision for income taxes	(315,859)	(290,063)
Provision for income taxes	-	-
Net loss	$(315,859)	$(290,063)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	141,944,156	139,200,211

Revenue

Revenue was $164,764 for the three-month period ended September 30, 2015 compared to $280,440 for the three-month period ended September 30, 2014, a $115,676 decrease, or 41.2%. We earned revenue as follows:

	Three Months ended
	September 30,
Revenue Category	2015	2014	$ Change	% Change
Core fees	$133,264	$248,940	$(115,676)	-46.5%
Non-core fees	31,500	31,500	-	-%
Total Revenue	$164,764	$280,440	$(115,676)	-41.2%

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

Core fees were $133,264 for the three-month period ended September 30, 2015, a $115,676 decrease from the $248,940 core fees for the three-month period ended September 30, 2014. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the fourth quarter of 2015 from advertisers and agencies for placing advertising within the DpbM category. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $31,500 for the three-month period ended September 30, 2015, and $31,500 for the three-month period ended September 30, 2014. We expect to have $31,500 of revenue in this category in the fourth quarter of 2015.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $115,117 for the three-month period ended September 30, 2015 compared to $219,392 for the three-month period ended September 30, 2014, a $104,275 decrease, or 47.5%, and was comprised of:

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Temporary labor	$3,247	$3,239	$8	0.2%
Network services	180	180	-	-%
rVue operations	111,690	215,973	(104,283)	-48.3%
Total	$115,117	$219,392	$(104,275)	-47.5%

The decrease in cost of revenue is attributable to a $115,676 decrease in rVue revenue and network mix compared to September 30, 2014. The decrease in core related revenues decreases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $298,474 for the three-month period ended September 30, 2015, compared to $323,507 for the three-month period ended September 30, 2014 a $25,033 decrease, or 7.7%. Changes by major component of SG&A are:

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$41,688	$143,071	$(101,383)	-70.9%
Stock-based compensation expense	18,337	15,088	3,249	21.5%
Facility expense	10,699	11,252	(553)	-4.9%
Communications expense	18,570	17,547	1,023	5.8%
Travel expense	8,976	11,222	(2,246)	-20.0%
Investor relations and investment banking fees	22,697	16,745	5,952	35.5%
Professional and consulting fees	112,638	45,696	66,942	146.5%
Office support and supply expense	64,869	62,886	1,983	3.2%
Total	$298,474	$323,507	$(25,033)	-7.7%

Compensation and benefits decreased $101,383, or 70.9% for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. This change was due to a $96,416 decrease in salary and payroll related expenses and a $9,074 increase in the amount of payroll costs being capitalized for software development, offset by a $4,107 increase in the vacation accrual.

Stock-based compensation expense increased $3,249 or 21.5% for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. This increase is due to the employee stock options granted in January 2015.

Travel expense decreased $2,246 or 20.0% for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The decrease is attributable to a decrease in sales related travel in 2015.

Investor relations and investment banking fees expense increased by $5,952 or 35.5%, in the three-month period ended September 30, 2015, when compared to the three-month period ended September 30, 2014. $4,839 of the increase is due to a 2015 expense related to an investor relations program to attract investors to rVue that was not incurred in 2014. The remaining $1,113 increase in 2015 investor relations and investment banking fees expense is related to fees paid related to various marketing and investor relations outside services.

Professional and consulting fees increased $66,942 or 146.5% for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The increase is due to a $7,816 increase in legal fees, a $2,315 increase in accounting and audit fees, a $729 increase in SEC filing service fees and a $56,082 increase in sales, marketing and information technology consulting fees.

Depreciation and amortization

Depreciation and amortization was $33,594 for the three-month period ended September 30, 2015 compared to $27,604 for the three-month period ended September 30, 2014, a $5,990 increase, or 21.7%. The increase in depreciation and amortization is due to the increase in software development.

Interest expense

Interest expense was $31,508 for the three-month period ended September 30, 2015 compared to $0 for the three-month period ended September 30, 2014, a $31,508 increase, or 100.0%. The increase in interest expense is due to the issuance of convertible notes in July of 2015.

Nine Months Ended September 30, 2015 and 2014:

Our unaudited results of operations for the nine month periods ended September 30, 2015 and 2014 were as follows:

	For the Nine Months Ended
	September 30
	2015	2014
Revenue
Core fees	$749,302	$641,112
Non-core fees	94,500	98,925
	843,802	740,037
Costs and expenses
Cost of revenue	681,427	564,229
Selling, general and administrative expenses	1,044,859	1,002,514
Depreciation and amortization	103,902	59,298
Interest expense	31,959	-
Change in fair value of derivative instruments	1,930	-
	1,864,077	1,626,041
Loss before provision for income taxes	(1,020,275)	(886,004)
Provision for income taxes	-	-
Net loss	$(1,020,275)	$(886,004)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	141,785,426	136,691,309

Revenue

Revenue was $843,802 for the nine month period ended September 30, 2015 compared to $740,037 for the nine-month period ended September 30, 2014, a $103,765 increase, or 14.0%. We earned revenue as follows:

	Nine Months ended
	September 30,
Revenue Category	2015	2014	$ Change	% Change
Core Fees	$749,302	$641,112	$108,190	16.9%
Non-Core Fees	94,500	98,925	(4,425)	-4.5%
Total Revenue	$843,802	$740,037	$103,765	14.0%

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

Core fees were $749,302 for the nine month period ended September 30, 2015, a $108,190 or 16.9% improvement over the $641,112 rVue fees for the nine-month period ended September 30, 2014. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the last quarter of 2015 from advertisers and agencies for placing advertising with DpbM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2015 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $94,500 for the nine-month period ended September 30, 2015, a $4,425, or 4.5%, decrease compared to the $98,925 for the nine month period ended September 30, 2014. During the first quarter of 2014 we earned fixed monthly fees of $11,975, which changed to $10,500 per month in the second quarter, from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client for the remainder of 2015, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $681,427 for the nine-month period ended September 30, 2015 compared to $564,229 for the nine-month period ended September 30, 2014, a $117,198 increase, or 20.8%, and was comprised of:

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$9,648	$8,170	$1,478	18.1%
Network services	540	546	(6)	-1.1%
rVue operations	671,239	555,513	115,726	20.8%
Total	$681,427	$564,229	$117,198	20.8%

The increase in cost of revenue is attributable to a $103,765 increase in rVue revenue and network mix compared to September 30, 2014. The increase in core related revenues increases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

SG&A were $1,044,859 for the nine-month period ended September 30, 2015, compared to $1,002,514 for the nine month period ended September 30, 2014, a $42,345 increase, or 4.2%. Changes by major component of SG&A are:

	Nine Months Ended
	June 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$291,044	$437,686	$(146,642)	-33.5%
Stock-based compensation expense	56,458	45,264	11,194	24.7%
Facility expense	34,097	46,596	(12,499)	-26.8%
Communications expense	53,907	51,445	2,462	4.8%
Travel expense	23,964	22,011	1,953	8.9%
Investor relations and investment banking fees	116,017	33,749	82,268	243.8%
Professional and consulting fees	262,970	199,902	63,068	31.5%
Office support and supply expense	206,402	165,861	40,541	24.4%
Total	$1,044,859	$1,002,514	$42,345	4.2%

Compensation and benefits decreased $146,462, or 33.5% for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. This change was due to a $168,449 decrease in salary and payroll related expenses and offset by a $9,216 increase in the vacation accrual and a $12,591 decrease in the amount of payroll costs being capitalized for software development.

Stock-based compensation expense increased $11,194 or 24.7% for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. This increase is due to the employee stock options granted in January 2015.

Facility expense decreased $12,499 or 26.8% for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The decrease in facility expense is due to the closure of the Florida office.

Travel expense increased $1,953 or 8.9% due to for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The increase is attributable to an increase in sales related travel in 2015.

Investor relations and investment banking fees expense increased by $82,268 or 243.8%, in the nine-month period ended September 30, 2015, when compared to the nine-month period ended September 30, 2014. $89,032 of the total expense for 2015 is due to an eight-month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015. There was an increase of $2,736 of 2015 investor relations and investment banking fees expense related to fees paid related to investor relations outside services offset by a decrease of $9,500 in marketing expenses.

Professional and consulting fees increased $63,068 or 31.5% for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The increase is due to a $7,262 decrease in legal fees, a $5,974 increase in accounting and audit fees, a $66,783 increase in sales and marketing, valuation, and information technology consulting fees offset by a $2,427 decrease in SEC filing service fees.

Office support and supply expense for the nine month period ended September 30, 2015 increased $40,541 or 24.4%, compared to the nine-month period ended September 30, 2014. $32,465 of the increase is attributable to outside consultants rVue has engaged in operations and software development, a $9,270 increase in insurance, a $8,000 increase in membership fees offset by a $9,194 decrease in other miscellaneous office expenses.

Depreciation and amortization

Depreciation was $613 for the nine month period ended September 30, 2015 compared to $1,827 for the nine-month period ended September 30, 2014, a $1,213 decline, or 66.4%. For the nine-month period ended September 30, 2015, amortization expense for software development was $103,289 compared to $57,472 for the nine-month period ended September 30, 2014, a $45,816 increase, or 79.7.%. The large increase in amortization expense for software development costs is due to the increase in software development by rVue.

Interest expense

Interest expense was $31,959 for the nine-month period ended September 30, 2015 compared to $0 for the nine-month period ended September 30, 2014, a $31,959 increase, or 100.0%. The increase in interest expense is due to the issuance of convertible notes in July of 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents totaling $2,939. Since our inception, we have incurred net losses, and at September 30, 2015, we had an accumulated deficit of $13,688,751and total stockholders’ deficit of $310,703. We expect to continue to incur losses in fiscal 2015. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

During the quarter, the Company raised approximately an additional $175,000 through the issuance of convertible debt. We believe the $175,000 capital raised along with continued operations will provide a sufficient amount of cash to continue through year-end. The Company is currently finalizing an agreement with its largest shareholder to provide equity financing for cash flow purposes over the next 12 months, although no assurance can be given that the Company and the shareholder will ultimately agree on terms. The Company may issue additional shares of Common Stock to investors throughout the remainder of 2015, although no assurance can be given that such expectations will materialize or on what terms

We did not have any material commitments for capital expenditures at September 30, 2015. We have budgeted capital expenditures of approximately $150,000 for fiscal 2015, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of debt or equity securities, or borrowings.

We did not have any significant elements of income or loss arising from continuing operations in the nine-month periods ended September 30, 2015 and 2014. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

Cash used in operating activities

Net cash used in operating activities totaled $533,344 for the nine-month period ended September 30, 2015 compared to $753,470 for the nine-month period ended September 30, 2014. In the nine month period ended September 30, 2015, cash was used to fund a net loss of $1,020,275, reduced by depreciation and amortization of $103,902, non-cash interest expense of $26,876, stock-based compensation expense of $56,458, common stock previously issued for services received in the first two quarters of $45,000, a change in the fair value of derivative instruments of $1,930, and by changes in operating assets and liabilities totaling $252,766. During the nine-month period ended September 30, 2014, cash was used to fund a net loss of $886,004, reduced by depreciation of $59,298, stock-based compensation expense of $45,264 and changes in operating assets and liabilities totaling $27,972.

Cash used in investing activities

Net cash used in investing activities totaled $104,017 for the nine-month period ended September 30, 2015 compared to $105,949 of net cash used in investing activities in the nine-month period ended September 30, 2014. In the nine-month period ended September 30, 2015, cash used in investing activities consisted of $100,858 for fixed asset purchases and by an increase in deposits of $3,159. In the nine-month period ended September 30, 2014, cash used in investing activities consisted of $113,449 for fixed asset purchases and that amount was offset by a decrease in deposits of $7,500.

Cash from financing activities

Net cash provided by financing activities totaled $221,496 for the nine month period ended September 30, 2015. $75,000 was from the sale of common stock and $175,000 from the issuance of debt and convertible instruments. For the nine-month period ended September 30, 2014, net cash provided by financing activities totaled $485,000 from the sale of common stock.

Financial condition

As of September 30, 2015, we had a working capital deficit of $451,376, an accumulated deficit of $13,688,751 and total stockholders’ deficit of $310,703, compared to a working capital surplus of $437,555 an accumulated deficit of $12,668,476 and total stockholders’ equity of $578,114 at December 31, 2014.

We believe that with the cash we have on hand and the cash we expect to raise through future securities issuances and issuances of debt and convertible instruments, that we will have sufficient funds available to cover our cash requirements through the next 12 months. We further expect that key strategic relationships that we have entered into and that we expect to enter into will lead to additional revenue opportunities. However, no assurance can be given that such expectations will materialize.

At December 31, 2014 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. This concern will be addressed by focusing on revenue growth in the coming months. In October and November of 2015 the Company raised $170,000 in issuance of Common Stock. In addition, management will review projected losses for the fourth quarter of 2015 against cash on hand and consider raising capital if required.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2015 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1* 10.2* 10.3 10.4 31.1*

Carebourn Note [INCORPORATION BY REFERENCE]

Carebourn SPA [INCORPORATION BY REFERENCE]

Typenex Note [INCORPORATION BY REFERENCE]

Typenex SPA [INCORPORATION BY REFERENCE]

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

rVue Holdings, Inc.
(Registrant)

Date: November 12, 2015	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Description
10.1* 10.2* 10.3 10.4 31.1*	Carebourn Note Carebourn SPA Typenex Note Typenex SPA Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.