Form 10-K
period 2015-12-31
RVUE HOLDINGS, INC.
filed 2016-03-03
CIK 1455206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-54348

RVUE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-3461079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17W220 22nd Street, Suite 200, Oakbrook Terrace, IL 60181
(Address of principal executive offices)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second quarter (2015) was approximately $3,724,652 (74,493,046 x $.05). For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2016 there were 193,900,925 shares of Common Stock, par value $0.001 per share, outstanding.

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

Corporate History and Acquisition

We were incorporated as Rivulet International, Inc. in the State of Nevada on November 12, 2008.  Our authorized capital stock consists of 240,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 of “blank check” preferred stock, par value $0.001 per share.

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

Our principal executive offices are located at 17W220 22nd Street, Suite 200, Oakbrook Terrace, IL 60181, and our telephone number is 855-261-8370.

Our Business

Effective as of September 15, 2009, Argo contributed certain assets and liabilities to a newly formed Delaware corporation, rVue, Inc., and launched the rVue business in order to enable rVue's management team to focus on developing the rVue business operations and attract capital investment in the rVue business.

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Media Networks (DPBM). We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DPBM networks, that allows rVue to create for the advertiser a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. Through our strategic media services group, we execute campaigns on behalf of advertising clients or their agencies. For the year ended December 31, 2015, we had revenue of $1,099,589 from the rVue platform ($126,000 in non-core revenue and $973,589 in core revenue).

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

We provide monitoring and troubleshooting services on a 24/7 basis to a large advertiser for a private display network that they own on a month-to-month basis for which we received $10,500 per month. We entered into a one year contract to provide these services with the same large advertiser for $10,500 per month through September 30, 2016, but consider this non-core revenue. The primary forward strategy of our business is to earn transaction fees and margin from rVue technology and strategic media services, as discussed elsewhere herein.

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

As of December 31, 2015, approximately 175 networks comprising approximately 1,500,000 screens and delivering approximately over 250 million daily impressions representing the top market areas are accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Under a contractual arrangement with a large advertiser we provide technical services on a monthly basis for a fixed monthly payment resulting in total revenue of $126,000 in 2015. Under these arrangements, we provide technical services, including network monitoring, troubleshooting and maintenance, among other services. See the Revenue section for more information.

Targeting Specific Consumer Demographics

rVue employs sophisticated search tools to create a campaign. Campaigns may be generated by geographic areas, i.e. media market, radius, zip code or specific address. Demographic information such as sex, age, income and education can be selected, as can environment types, such as retail, malls, gas pumps, gyms, airports and sports stadiums. Unlike network TV or cable, the advertiser’s message can reach individually addressable screens, such as digital image displays in elevators and digital billboards, among others.

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

Based on information collected by the certified public accounting firm Miller, Kaplan, Arase from digital place-based networks – including both DPAA members and non-members -- advertising revenue for the digital place-based sector grew by 14.3% for the first half of 2015 versus the same period last year. This far surpassed the next closest growth media, radio, which gained 3.4% for the six-month period.

The 14.3% growth rate puts digital place-based media well on its way to equaling or surpassing estimated revenue of $1.015 billion for 2015, excluding cinema, as forecasted earlier this year by MyersBizNet.

First-Half 2015 Revenue Growth by Media Type
Digital Place-based	+ 14.3%
Radio	+ 3.4%
Outdoor	+ 2.6%
Cable TV	- 0.8%
Spot TV	- 4.4%
Network TV	- 4.8%
Online (Display)	- 7.0%
Magazine	- 8.2%
FSIs	- 9.7%
Newspaper	- 14.0%
Total Media:	-3.9%

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

Revenue

Total revenue for the years ended December 31, 2015 and 2014 was $1,099,589 and $1,271,428 respectively.

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

This is the focus of our business. rVue revenue for the years ended December 31, 2015 and 2014 was $973,589 and $1,141,003, respectively. We believe that, as the rVue platform gains traction among advertisers and agencies, we may generate additional revenue in 2016 and beyond. However, there is no assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DPBM networks.

Network Revenue – Non-core fees

We provide network services and receive fees, either under contract or on a monthly basis, to a large advertiser, which is more fully described below. Network revenue for the years ended December 31, 2015 and 2014 was $126,000 and $130,425, respectively.

We assist a large advertiser with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. We expect to continue to receive revenue for these services of $10,500 per month from a large advertiser through September 2016, but we do not intend to pursue new network related service opportunities as the focus of our business is to earn transaction fees from rVue as discussed above.

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

We distinguish our product line from our competitors' offerings by being a "one-stop shopping" source for our customers. Many competitors in our markets offer a far narrower choice of network operators than we offer. For example, some competitors resell only 20-30 networks, while we offer access to nearly 175 networks. We have developed an API to connect our technology to participating network operators, so that our network information for clients is as current as possible. We strive to meet every customer's needs at every level and partner with them across product lines and extensions.

Patents, Trademarks, and Licenses

Our policy is to be globally compliant with intellectual property rights. Advertisers and agencies are contractually obligated to advise us when they upload content for airing on networks via rVue for which they do not hold distribution rights. We rely on our advertisers to ensure that the content that they upload to us does not infringe on the intellectual property rights of others. We expect to pursue new intellectual property protection in 2016.

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

Employees

As of December 31, 2015, we employed 7 full time employees. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

At December 31, 2015, we had $67,069 of cash on hand and working capital deficit of $285,561. Our limited operating history makes it difficult to accurately forecast revenues, cash flow and cash requirements. If we are unsuccessful in raising additional capital to meet our obligations as they come due, we will have to further reduce our overhead expenses by the reduction of headcount and other available measures.

We have a limited operating history, incurred losses and past performance is no guarantee of future performance.

We incurred net losses of $1,404,083 and $921,633 for the years ended December 31, 2015 and 2014, respectively. There can be no assurance that our business will be profitable in the future and that losses and negative cash flows from operations will not continue to be incurred. If these situations occur in the future, it could have a material adverse effect on our financial condition.

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

We have a limited operating history. As a result, it is difficult to accurately forecast our revenues and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues on the level of advertising we expect to attract and on the number of participating networks that such advertising may be deployed over, all via rVue. Revenues and operating results are difficult to forecast due to the uncertainty of the volume and timing of obtaining new advertising clients and of the number of screens available through participating DPBM networks. Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income (or loss) in a given quarter to be lower (or higher) than expected.

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

While our marketing efforts do not currently involve significant expenditures, we expect that we will invest more heavily in direct marketing or online or traditional advertising in 2016 and beyond. If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

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

The deterioration of the global economy has caused a tightening of the credit markets, particularly for smaller reporting companies such as the Company, and despite some improvement in the condition of the credit markets overall lending standards for businesses such as the Company remain strict. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs which may have an adverse effect on our business, operating results and financial condition.

We are party to convertible note arrangements.

During 2015, we entered into two convertible note financings.  These financings provided us with urgently needed financing, but they require that we repay the notes in cash on equity, in some cases at the option of the lender.  We may be unable to repay the notes within terms if we do not have sufficient cash on hand.  In addition, if we must repay the notes by issuing equity, the repayment will be dilutive of existing shareholders.  The convertible notes also carry potentially onerous default terms, which could result in our being required to pay substantial penalties. This could place additional financial strain on us.  We may also be required to issue substantial additional amounts of equity at a deep discount to market price, which could result in further dilution and downward pressure on the price of our common stock.

We may be unable to raise sufficient capital through sales of equity.

Although we were successful in raising additional capital through the sale of equity to Acorn Composite Corp. (“Acorn”) in January 2016, we continue to incur operating losses and there can be no assurance that the Acorn financing will be sufficient to execute our business plan.  We are likely to require additional capital within nine months and there can be no assurance that we will be successful in raising this capital.

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

If the price per share of our Common Stock at the time of exercise of any options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our Common Stock. As of December 31, 2015, we had (i) outstanding options to purchase 20,140,000 shares of our Common Stock at a weighted average exercise price of $.05 per share, and (ii) outstanding warrants to purchase 14,432,661 shares of our Common Stock at a weighted average exercise price of $.69 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock and result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are now located in Oakbrook Terrace, IL, where we occupy approximately 3,109 square feet of office space under a lease that expires on October 31, 2016, at a rate of approximately $3,200 a month. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.  Previously we were in Elmhurst, IL where we occupied 2,700 square feet of office space under a lease that expired on September 30, 2015, at a rate of approximately $3,100 a month. We also previously occupied space in Fort Lauderdale, FL (where part of our key technology group resided) consisting of approximately 140 square feet– which we leased at a rate of approximately $1,300 a month. We closed our Fort Lauderdale office in the third quarter of 2014.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim. We believe the case is without merit and are vigorously defending ourselves in connection therewith.  On January 5, 2016 a Default Final Judgment was entered by the Circuit Court of the 17th Judicial District in Broward County, Florida in favor of rVue.  Pursuant to the judgment, the Court rescinded the Placement Agent Agreement entered into by Viewpoint Securities and rVue Holdings and awarded rVue attorney fees and costs in the amount of $31,715 from Viewpoint Securities.  rVue is currently exploring its post-judgment options, including the likelihood of collection on the judgment.

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. rVue also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft in the amount of $249,459. rVue received $249,459 in November 2014.  In November 2015 CNA approved the reimbursement of a portion of the legal fees incurred in the legal complaint with Mr. Mullarkey.  rVue received $13,726 in November 2015.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2015 price range per common share	$.06 - .02	$.06 - .03	$.10 - .04	$.11 - .09

Fiscal 2014 price range per common share	$.16 - .08	$.14 - .10	$.13 - .04	$.12 - .06

__________

The last reported sales price of our Common Stock on the OTC Bulletin Board on December 31, 2015 was $.04 and on March 3, 2016 the last reported sales price was $.02.

Holders

According to the records of our transfer agent, as of December 31, 2015, there were 69 holders of record of our Common Stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid cash dividends on our Common Stock, and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2015:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,140,000	$.05	1,503,120
Equity compensation plans not approved by security holders	-	$-	-
Total	20,140,000	$.05	1,503,120

Recent Sales of Unregistered Securities/Recent Purchase of Securities.

We have not sold any unregistered securities, which sales were not previously disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

We did not repurchase any shares of our Common Stock during the year ended December 31, 2015.

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

We are an advertising technology company and operate rVue, a demand-side platform (“DSP”) for planning, buying and managing Digital Place-Based Media Networks (DPBM). We provide media services, including an online, internet based DSP that connects advertisers and/or advertising agencies with third party DPBM networks, that allows the advertiser to create a targeted advertising campaign and media plan, and negotiate that media plan simultaneously with all the third-party networks selected. As of December 31, 2015, approximately 175 networks comprising over approximately 1,200,000 screens and delivering over 250 million daily impressions representing the top market areas accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Throughout 2015 we provided Network services and received fees, under contract, from a large advertiser. We provide monitoring and troubleshooting services on a 24/7 basis to a large advertiser for a private display network that they own and operate. We provide 24/7 services to ensure that the network operates without interruption. We received $10,500 per month for the twelve months of 2015.

The contract to provide these services with the same large advertiser for $10,500 per month auto-renewed through September 30, 2016, but consider this non-core revenue. As the rVue platform gains traction among advertisers and agencies, we expect to earn more transaction fees from rVue related transactions in 2016.

Results of Operations

Our results of operations for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Revenue
rVue fees	$973,589	$1,141,003
Network	126,000	130,425
	1,099,589	1,271,428
Costs and expenses
Cost of revenue	880,159	974,779
Selling, general and administrative expenses	1,395,306	1,376,248
Depreciation and amortization	138,206	91,493
Interest expense	81,110	-
Change in fair value of derivative instruments	22,616	-
Other income	(13,725)	(249,459)
	2,503,672	2,193,061
Loss before provision for income taxes	(1,404,083)	(921,633)
Provision for income taxes	-	-
Net loss	$(1,404,083)	$(921,633)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	144,429,639	137,638,146

Revenue

Revenue was $1,099,589 for the year ended December 31, 2015 compared to $1,271,428 for the year ended December 31, 2014, a $171,839 or 13.5% decrease. We earned revenue in two categories as follows:

rVue fees - Core fees

rVue fees were $973,589 for the year ended December 31, 2015, a $167,414 or 14.7% decrease over the $1,141,003 for the year ended December 31, 2014. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2016 from advertisers and agencies for placing advertising with DPBM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2016 and beyond. We cannot offer any assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DPBM networks.

Network - Non Core fees

Network revenue was $126,000 for the year ended December 31, 2015, a $4,425 or 3.4% decrease compared to the $130,425 for the year ended December 31, 2014.

We assist a large advertiser with the maintenance and troubleshooting of a private network they operate. We provide 24/7 services to ensure that the network operates without interruption. We received $10,500 per month for the twelve months of 2015 and will continue to receive this monthly income through September 2016.

Cost of revenue

Cost of revenue was comprised of:

	2015	2014	Change	%
Temporary labor	$12,908	$11,415	$1,493	13.1%
rVue operations	867,251	963,364	(96,113)	-10.0%
Total	$880,159	$974,779	$(94,620)	-9.7%

Temporary labor increased $1,493 or 13.1% due to an increase in the work performed by our outside contractor this year. The decrease in rVue operations of $96,113 or 10.0% is a direct result of the decrease in core revenue. Costs include amounts payable to networks and other fixed operating expenses.

Selling, general and administrative expenses (“SG&A”)

SG&A were $1,395,306 for the year ended December 31, 2015 compared to $1,376,248 for the year ended December 31, 2014, a $19,058 increase or 1.4%. Changes by major component of SG&A are:

	2015	2014	Change	%
Communications	$72,805	$70,986	$1,819	2.6%
Compensation and benefits	361,090	578,924	(217,834)	-37.6%
Facility expense	45,893	58,457	(12,564)	-21.5%
Marketing and investor relations expenses	123,643	83,875	39,768	47.4%
Office support and supply expense	273,462	233,289	40,173	17.2%
Professional and consulting fees	415,231	263,557	151,674	57.5%
Travel expense	41,641	30,091	11,550	38.4%
Stock based compensation expense	61,541	57,069	4,472	7.8%
	$1,395,306	$1,376,248	$19,058	1.4%

Compensation and benefits was $361,090 for the year ended December 31, 2015, compared to $578,924 for the year ended December 31, 2014 a decrease of $217,834, or 37.6%. The decrease is due to a decrease in our personnel, which was partially offset by an increase in our vacation accrual and a decrease in the amount of payroll capitalized for software development.   Some of the full time personnel were replaced with outsourced consultants.  See discussion related to increase in professional and consulting fees below.

Facility expense decreased by $12,564 or 21.5% due to the move of the corporate headquarters to Oak Brook Terrace, IL and the closing of our Fort Lauderdale office in the third quarter of 2014.

Marketing and investor relations expense was $123,643 in 2015 compared to $83,875 in 2014, a $39,768 increase, or 47.4%. The increase is attributable to an approximate $58,000 increase in expense for 2015 due to an eight-month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015.  This increase was offset by an approximate $20,000 decrease in web development related expenses, while all of the other marketing and advertising expenses remained consistent with the prior year.

Office support and supply expense was $273,462 in 2015 compared to $233,289 in 2014, an increase of $40,173 or 17.2%. The increase is the result of a $34,202 in outside services for the information technology and production department and $11,056 increase in insurance offset by a decrease in office supplies, postage and administrative fees.

Professional and consulting fees were $415,231 in 2015 compared to $263,557 in 2014, a $151,674 increase, or 57.5%. This increase is due to an increase in $53,100 for a sales consultant, $55,248 for our outsourced Chief Technology Officer, $24,585 paid to consultants for the derivative notes, an increase of $18,611 in legal fees, an increase of $2,658 in accounting fees offset by a $2,529 decrease in filing fees.

Travel expense was $41,641 in 2015 compared to $30,091 in 2014, an $11,550 increase, or 38.4%. Increase in travel was mainly attributable to an increase in the amount of sales related travel in 2015.

Depreciation and amortization

Depreciation and amortization was $138,206 for the year ended December 31, 2015 compared to $91,493 for the year ended December 31, 2014, a $46,713 increase, or 51.1%. The majority of depreciation and amortization expense is for the amortization of software development costs. Software development costs are amortized over an 18 month period.  In the 18 months prior to December 31, 2015 there was a 40.7% increase in the amount of capitalized software costs compared to the same period of time prior to December 31, 2014.

Interest expense

There was $81,110 in interest expense for the year ended December 31, 2015 and no interest expense for the year ended December 31, 2014. $1,240 of the interest expense is due to financing an insurance premium and $79,870 is attributable to the interest expense related to the convertible notes.

Change in fair value of derivative instruments

The increase in the change in the fair value of derivative instruments is due to the issuance of convertible notes in July 2015, which resulted in an increase in the expense of $22,616 for the year ended December 31, 2015 compared to no expense for the year ended December 31, 2014.

Other income

There was $13,725 in other income for the year ended December 31, 2015 compared to $249,459 in other income for the year ended December 31, 2014 a $236,184 decrease or 94.7%.  The other income in 2015 was the result of the recovery of legal fees related to a legal complaint.  The other income in 2014 was due to an insurance settlement related to a legal complaint.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents totaling $67,069. Since our inception through December 31, 2015, we have incurred net losses, and at December 31, 2015, we had an accumulated deficit of $14,072,559 and total stockholders’ deficit of $158,783. We expect to incur losses in fiscal 2016. There is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

We did not have any material commitments for capital expenditures at December 31, 2015. We have budgeted capital expenditures of $150,000 in 2016, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. rVue also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft in the amount of $249,459. rVue received $249,459 in November 2014 and recorded the amount as other income.  In November 2015 CNA approved the reimbursement of a portion of the legal fees incurred in the legal complaint with Mr. Mullarkey.  rVue received $13,725 in November 2015 related to the legal complaint with Mr. Mullarkey.

We did not have any significant elements of income or loss not arising from continuing operations in the years ended December 31, 2015 or 2014. While our business is seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

So far in 2016, we converted $79,840 of debt with the issuance of the Company’s Common Stock. We intend to raise an additional $1,000,000 to $2,000,000 through the sale of Common Stock to investors in 2016, but no assurance of this can be made.

Cash used in operating activities

Net cash used in operating activities totaled $901,672 for the year ended December 31, 2015 compared to $788,079 for the year ended December 31, 2014. In the year ended December 31, 2015, cash was used to fund a net loss of $1,404,083, reduced by depreciation and amortization of $138,206, non-cash interest expense of $70,532 stock-based compensation expense of $61,541, common stock issued for services valued at $85,645, change in the fair value of derivative instruments of $22,616, impairment charge of $18,506, and decreased by changes in operating assets and liabilities totaling $105,365.

In the year ended December 31, 2014, cash was used to fund a net loss of $921,633, reduced by non-cash depreciation of $91,493, stock-based compensation expense of $57,069, common stock issued for services valued at $15,000 and increased by changes in operating assets and liabilities totaling $30,008.

Cash used in investing activities

Net cash used in investing activities totaled $142,932 for the year ended December 31, 2015 compared to $137,707 for the year ended December 31, 2014. In the year ended December 31, 2015, cash used in investing activities consisted of $142,873 for software development costs plus a $59 increase in deposits. In the year ended December 31, 2014, cash used in investing activities consisted of $145,207 for software development costs less a $7,500 decrease in deposits.

Cash from financing activities

Net cash provided by financing activities totaled $692,870 for the year ended December 31, 2015 compared to $500,000 for the year ended December 31, 2014. In the year ended 2015 we received proceeds from the issuance of common stock of $565,000, $175,000 from the issuance of debt and convertible instruments and reduced by $47,130 for payments on debt. In the year ended December 31, 2014 we received proceeds from issuance of common stock in the amount of $500,000.

Financial condition

As of December 31, 2015, we had a working capital deficit of $285,561, an accumulated deficit of $14,072,559 and total stockholders’ deficit of $158,783, compared to working capital of $437,555, an accumulated deficit of $12,668,476 and total stockholders’ equity of $578,114 at December 31, 2014. The decrease in our financial condition was due to an increase in our net loss and the use of cash on hand. So far in 2016, we converted $79,840 of debt with the issuance of Company’s Common Stock. We intend to raise an additional $1,000,000 to $2,000,000 through the sale of Common Stock to investors, but no assurance of this can be made.

We believe that with the cash we have on hand, and the cash we may raise through future securities issuances, that we will have sufficient funds available to cover our cash requirements through the next twelve months.

At December 31, 2015 our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern because, since inception, we have incurred substantial losses and negative cash flows from operations. Management intends to address this concern by focusing on revenue growth in the coming months. We raised $565,000 in 2015 through the issuance of common stock to investors and $175,000 through the issuance of convertible notes.

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

Derivative Instruments

In July 2015 we entered into two Promissory Note Purchase Agreements and issued notes which are convertible into shares of our common stock that have conversion features which are embedded derivatives as defined in FASB Accounting Standards Codification (ASC) 815. Derivative financial instruments are initially measured at their fair value and then are re-valued at each reporting date, with changes in fair value reported as charges or credits to income. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument.

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

We also use the provisions of ASC 505-50, Equity Based Payments to Non-Employees, to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions with the Company

Mark Pacchini	59	Chief Executive Officer, President, acting Chief Financial Officer and Director
David Esser	48	Chief Technology Officer and Executive Vice President of Technology and Operations
Robert Roche	53	Director
Peter Emerson	65	Director
Thomas Harrison	68	Director
Raymond Roman	48	Director

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

David Esser, Chief Technology Officer and Executive Vice President of Technology and Operations

David Esser has served as our Chief Technology Officer since July 20, 2015. He is responsible for leading the technology platform development and operations and building out the IP portfolio. Prior to rVue, Mr. Esser co-founded multiple internet and mobile technology startups, serving as VP of Technology, VP of Operations, CTO, and COO.  He managed all aspects of technology and product development, as well as the creation of organizations for Product Management, Professional Services, Customer Support, Data Operations, and Sales.  Mr. Esser has also served as an Entrepreneur in Residence for Instant Systems and Industrial Innovation Partners, helping in the assessment and growth of technology companies.  Prior to the above, Mr. Esser was a Senior Project Manager at Fort Point Partners, helping to build the first ecommerce for Nike, Intel, The North Face, Seagate, and others.  Mr. Esser has 15 years’ experience managing all aspects of technology startup technology and business operations development.  He has a degree from Stanford University.

Robert Roche, Director

Robert Roche has served as a director of ours since March 9, 2012. He is an entrepreneur, attorney and private equity investor and conducts numerous business operations throughout Asia and the United States. He is a co-founder and Chairman of the Board of Directors of Acorn International, Inc. (NYSE: ATV), a multi-platform media and branding company and one of the first companies in China to use TV direct sales programs, often referred to as TV infomercials, in combination with non-TV direct sales platforms and a nationwide distribution network to market and sell consumer products. He is also the co-founder and Chairman of Oak Lawn Marketing, one of the largest infomercial companies in Japan. He has lived in Japan and China for more than 27 years. Mr. Roche received his bachelor's degree in Economics and Japanese Studies from Illinois State University in 1985 and a J.D. degree from the University of Denver in 1988. Mr. Roche was selected as a director because of his extensive experience in executive capacities with two large international corporations and his extensive experience in TV direct sales.

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

Board Meetings and Committees; Annual Meeting Attendance

The Board held regular meetings during the year ended December 31, 2015. All directors were present for at least 75% of the Board meetings. The Board acted by unanimous written consent 3 times during the year ended December 31, 2015. The Audit Committee held 4 meetings during the year ended December 31, 2015. All members were present for at least 75% of the Audit Committee meetings.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our Common Stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2015.

Codes of Business Conduct and of Ethics

Our Board has approved, and we have adopted, a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO. The Code of Conduct and the Code for SFO are available free of charge upon written request to rVue Holdings, Inc., 17W220 22nd Street, Suite #200, Oakbrook Terrace, IL 60181, Attention: Chief Financial Officer. We have posted our Codes of Conduct and our Code for the SFO on our website at http://ir.stockpr.com/rvue/governance-docs.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2015 and 2014 to those individuals who served as our chief executive officer (principal executive officer) during 2015 and 2014 and the Company’s other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	$(c)	$(d)	($)(e)(1)	($)(f)(1)	($)(i)	($)(j)

Mark Pacchini	2014	48,000	-	-	-	-	48,000
Chief Executive Officer(2)	2015	36,000	-	-	-	-	36,000

Eric Kristoff(2)	2014	150,000	-	-	-	-	150,000
Chief Technology Officer	2015	67,917	-	-	-	-	67,917

David Esser	2015	55,248	-	-	43,055	-	98,303
Chief Technology Officer(3)

Steve Schildwachter	2014	150,000	-	-	-	-	150,000
Chief Marketing Officer(4)	2015	57,540	-	-	-	-	57,540

__________

(1)

The amount in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent options to purchase shares of our Common Stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)

Mr. Kristoff left the Company on June 30, 2015.

(3)

Mr. Esser joined the Company in July, 2015.

(4)

Mr. Schildwachter left the Company on September 15, 2015.

Table below for 2015

Outstanding Equity Awards At 2015 Fiscal Year-End

There are no unexercised options held by the Named Executive Officer as of December 31, 2015. There are no outstanding stock awards held by the Named Executive Officers:

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
(a)	(b)	(c)	(#)(d)	($)(e)	(f)

Mark Pacchini	-	9,750,000	-	0.04	8/10/15
David Esser	-	800,000	-	0.03	10/22/15
David Esser	-	750,000	-	0.04	12/03/15

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 3, 2016, by (i) those persons known by us to be owners of more than 5% of our Common Stock, (ii) each director (iii) our named executive officers, and (iv) our executive officers and directors as a group. Except as otherwise indicated, the address of each stockholder listed below is: c/o rVue Holdings, Inc., 17W220 22nd Street, Oakbrook Terrace, IL  60181.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Directors and Executive Officers:

Mark Pacchini	2,428,571	1.3%
Robert Roche	79,999,566(2)	40.0%
Peter Emerson	250,000	*
Thomas Harrison	1,500,000	*

All directors and executive officers as a group (5 persons)	84,178,137	42.1%

5% Shareholders:

Acorn Composite Corp.	79,632,900(3)	39.9%
5605 Riggins Court, Second Floor
Reno, NV 89502

iVue Holdings, LLC	18,007,217(4)	9.2%
5605 Riggins Court, Second Floor
Reno, NV 89502

__________

*

Less than 1%.

(1)

Applicable percentages are based on 193,900,925 shares of Common Stock outstanding as of March 3, 2016. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, rVue believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(2)

Includes (i) 166,666 shares of Common Stock that are owned by Robert Roche, (ii) 73,799,567 shares of Common Stock that are owned by Acorn Composite Corp., an entity owned 100% by Mr. Roche (“Acorn”), (ii) 5,833,333 shares of Common Stock issuable upon the exercise of warrants that are exercisable within 60 days hereof that are owned by Acorn, and (iii) 200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days hereof that are owned by Mr. Roche. This information is based on a Schedule 13D filed with the SEC on February 11, 2016.

(3)

Includes (i) 73,799,567 shares of Common Stock that are owned by Acorn and (ii) 5,833,333 shares of Common Stock issuable upon the exercise of warrants that are exercisable within 60 days hereof that are owned by Acorn. This information is based on a Schedule 13D filed with the SEC on February 11, 2016.

(4)

Includes 1,625,000 shares of Common Stock issuable upon exercise of warrants that are exercisable within 60 days hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

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

Investment by Acorn

On November 22, 2013, in connection with a private placement offering of shares of Common Stock by the Company, the Company sold 9,285,714 shares to Acorn Composite Corporation (“Acorn”) for an aggregate purchase price of $650,000. Robert Roche, one of our directors, owns 100% of Acorn.

On January 26, 2016 the Company entered into a subscription agreement with Acorn. The Company has the right, but not the obligation, to issue shares of common stock to Acorn, up to $90,000 per month over a period of twelve (12) months, for a total of $1,080,000, if the Company certifies in writing to Acorn that it has an operational need for such funds (“Regular Purchases”).  In addition, the Company has the right, but not the obligation, to issue additional shares of common stock to Acorn up $396,100 in the aggregate, for use in retiring the Company’s current convertible financings (“Take-Out Purchases”).  Acorn would have the option to purchase any such shares not required to be purchased by the Company, in all cases with a price per share for Regular Purchases of $0.013 per share, and a price per share for Take-Out Purchases of $0.011 per share.  To date Acorn has made Regular Purchases of 27,692,308 shares of common stock, resulting in proceeds to the Company of $360,000.

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

The following table shows the fees for services provided by RubinBrown for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees(1)	$90,962	$81,000
Tax Fees (tax-related services)	-	7,000
Total Fees	$90,962	$88,000

__________

(1)

Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

All services provided by and all fees paid to RubinBrown in fiscal 2015 and 2014 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

(b)

Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
3.3	Amendment to Amended and Restated Articles of Incorporation.	8-K	10/31/13	3.1
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between rVue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	rVue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	rVue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	rVue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	rVue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Convertible Note – Carebourn Capital	10-Q	11/12/15	10.1
10.10	Securities Purchase Agreement – Carebourn Capital	10-Q	11/12/15	10.2
10.11	Convertible Note – Typenex Co-Investment.	8-K	7/14/15	4.1
10.12	Securities Purchase Agreement – Typenex Co-Investment.	8-K	7/14/15	4.2
10.13	Subscription Agreement dated as of January 26, 2016 by and between the Company and Acorn Composite Corporation	8-K	1/2/16	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of March, 2016.

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

Name	Title	Date

/s/ Mark Pacchini Mark Pacchini	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 3, 2016

/s/ Peter Emerson Peter Emerson	Director	March 3, 2016

/s/ Thomas Harrison Thomas Harrison	Director	March 3, 2016

/s/ Robert Roche	Director	March 3, 2016
Robert Roche

/s/ Raymond Roman	Director	March 3, 2016
Raymond Roman

Report of Independent

Registered Public Accounting Firm

To the Board of Directors and Stockholders

rVue Holdings, Inc.

We have audited the accompanying consolidated balance sheets of rVue Holdings, Inc. and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RubinBrown LLP

RubinBrown LLP

St. Louis, Missouri

March 3, 2016

rVUE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets

Current assets:
Cash	$67,069	$418,803
Accounts receivable net of allowance of nil in 2015 and 2014	21,390	332,563
Prepaid expenses	30,700	70,101
Total current assets	119,159	821,467

Property and equipment, net	14	662
Software development costs, net	123,525	136,717
Deposits	3,239	3,180
	$245,937	$962,026

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$71,792	$168,591
Accrued expenses	33,231	204,821
Interest payable	9,339	-
Note payable	11,710	-
Convertible notes	144,293	-
Derivative liability	123,855	-
Deferred revenue	10,500	10,500
Total current liabilities	404,720	383,912

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 240,000,000 shares authorized at December 31, 2015 and 2014, respectively 173,507,292 and 140,872,727 shares issued and outstanding at December 31, 2015 and 2014, respectively	173,507	140,873
Additional paid-in capital	13,740,269	13,105,717
Accumulated deficit	(14,072,559)	(12,668,476)
Total stockholders' equity (deficit)	(158,783)	578,114
	$245,937	$962,026

rVUE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014
Revenue
rVue fees	$973,589	$1,141,003
Network	126,000	130,425
	1,099,589	1,271,428
Costs and expenses
Cost of revenue	880,159	974,779
Selling, general and administrative expenses	1,395,306	1,376,248
Depreciation and amortization	138,206	91,493
Interest expense	81,110	-
Change in fair value of derivative instruments	22,616	-
Other income	(13,725)	(249,459)
	2,503,672	2,193,061
Loss before provision for income taxes	(1,404,083)	(921,633)
Provision for income taxes	-	-
Net loss	$(1,404,083)	$(921,633)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Shares used in computing net loss per share:
Basic and diluted	144,429,639	137,638,146

rVUE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	132,221,476	$132,222	$12,418,899	$(11,746,843)	$804,278
Shares Issued for Services	-	-	1,198,871	1,199	112,201	-	113,400
Stock based compensation expense	-	-	-	-	57,069	-	57,069
Shares Issued	-	-	7,452,380	7,452	517,548	-	525,000
Net loss	-	-	-	-	-	(921,633)	(921,633)
Balance, December 31, 2014	-	$-	140,872,727	$140,873	$13,105,717	$(12,668,476)	$578,144

Shares Issued for Services	-	-	1,016,129	1,016	39,629	-	40,645
Stock based compensation expense	-	-	-	-	61,541	-	61,541
Shares Issued	-	-	31,618,436	31,618	533,382	-	565,000
Net loss	-	-	-	-	-	(1,404,083)	(1,404,083)
Balance, December 31, 2015	-	$-	173,507,292	173,507	13,740,269	(14,072,559)	(158,783)

rVUE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(1,404,083)	$(921,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,206	91,493
Impairment charge	18,506	-
Non-cash interest	70,532	-
Stock-based compensation expense	61,541	57,069
Common stock issued for services	85,645	15,000
Change in fair value of derivative instruments	22,616	-
Changes in operating assets and liabilities:
Accounts receivable	311,174	(207,571)
Prepaid expenses	53,241	(14,245)
Accounts payable	(96,799)	78,470
Accrued expenses	(171,590)	102,838
Deferred revenue	-	10,500
Accrued interest payable	9,339	-
Cash used in operating activities	(901,672)	(788,079)

Investing activities
Payments for property, equipment and software development	(142,873)	(145,207)
Changes in deposits	(59)	7,500
Cash used in investing activities	(142,932)	(137,707)

Financing activities
Proceeds from issuance of Common Stock	565,000	500,000
Proceeds from convertible notes	175,000	-
Payments on debt	(47,130)	-
Cash provided by financing activities	692,870	500,000

Decrease in cash	(351,734)	(425,786)
Cash, beginning of year	418,803	844,589
Cash, end of year	$67,069	$418,803

See supplemental non-cash information at Note 16

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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires entities to present debt issuance costs as a direct adjustment to the carrying value of the debt instead of as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-03 as of December 31, 2015. The adoption of ASU 2015-03 did not have an impact on the consolidated balance sheet as of December 31, 2014.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Derivative Instruments

In July 2015 we entered into two Promissory Note Purchase Agreements and issued notes which are convertible into shares of our common stock that have conversion features which are embedded derivatives as defined in FASB Accounting Standards Codification (ASC) 815. Derivative financial instruments are initially measured at their fair value and then are re-valued at each reporting date, with changes in fair value reported as charges or credits to income. Embedded derivatives that are not clearly and closely related to the host contract (the notes) are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of the embedded derivative based on available market data using a binomial lattice valuation model, giving consideration to all of the rights and obligations of the instrument.

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

Stock Based Compensation

We have elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock options on the grant dates. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.  We also use the provisions of ASC 505-50, Equity Based Payments to Non-Employees, to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.  Further information regarding stock-based compensation can be found in Note 11, “Stockholders’ Equity and Stock Based Compensation”.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Fair Value Measurements

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.  The carrying value of convertible notes approximated their fair value based on the recentness of the transaction.  At December 31, 2015 the embedded derivative liability is reported at fair value calculated using a binomial lattice model.

Advertising and Marketing Expenses

We expense advertising and marketing costs in the period in which they are incurred. For the years ended December 31, 2015 and 2014 advertising and marketing expenses totaled $123,643 and $83,875, respectively.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $14,072,559 at December 31, 2015. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements includes financing activities such as private placements of common stock and the continued establishment of strategic relationships which we expect will lead to the generation of additional revenue opportunities.

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

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we incurred losses attributable to common stockholders during the years ended December 31, 2015 and 2014, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the years ended December 31, 2015 and 2014. Dilutive common shares consist of incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(1,404,083)	$(921,633)
Denominator:
Weighted-average shares outstanding	144,429,639	137,638,146
Effect of dilutive securities(1)	-	-
Weighted-average diluted shares	144,429,639	137,638,146
Basic and diluted loss per share	$(0.01)	$(0.01)

(1)

The following stock options, warrants outstanding and convertible notes as of December 31, 2015 and 2014 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2015	2014
Stock options	1,606,000	-
Warrants	-	82,020
Convertible Notes	6,703,700	-
	8,309,700	82,020

Note 4 - Financial Instruments

Accounts Receivable

We sell our services directly to our customers. We generally do not require collateral from our customers; however, we will require collateral in certain instances to limit credit risk. Accounts receivable from two of our customers accounted for 100% of accounts receivable as of December 31, 2015. Accounts receivable from three of our customers accounted for 99.4% of accounts receivable as of December 31, 2014. We had no allowance for doubtful accounts at December 31, 2015 and 2014. There were no bad debt expenses for the years ended December 31, 2015 and 2014. See Note 15 “Concentrations” for additional information.

Note 5 – Property and Equipment

	Estimated Useful Lives (Years)	2015	2014
Computers and software	2-5	$91,083	$91,083
Equipment	3	22,977	22,977
		114,060	114,060
Less accumulated depreciation and amortization		(114,046)	(113,398)
Property and equipment, net		$14	$662

Depreciation expense was $648 and $2,403 for the years ended December 31, 2015 and 2014, respectively.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 6 – Software Development Costs

	Estimated Useful Lives (Years)	2015	2014
Software development costs	18	$1,418,287	$1,293,920
Less accumulated amortization		(1,294,762)	(1,157,203)
Software development costs, net		$123,525	$136,717

Amortization expense was $137,558 and $89,090 for the years ended December 31, 2015 and 2014, respectively.  During 2015, the Company recognized an impairment charge of $18,506 relating to the software development costs that were not planned to be utilized by the Company.

Note 7 – Accrued Expenses

	2015	2014
Personnel costs	$11,407	$9,497
Professional fees	12,000	-
Network costs	324	166,211
Other	9,500	29,113
	$33,231	$204,821

Note 8 – Convertible Note Financing

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

The Typenex Note has a term of 17 months, an interest rate of 10% per annum and an original issue discount (OID) of $22,500. The commitment to the Company from the Typenex Note were $225,000, in the form of: (a) an initial tranche of $75,000 in cash (gross proceeds of $87,500, less $7,500 in OID and $5,000 in expense reimbursements), and a (b) future commitment of three promissory notes of $55,000 each (each consisting of $55,000 in gross proceeds, less $5,000 in OID (the “Investor Notes”)). Typenex may elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes will not result in cash proceeds to, or an obligation to repay on the part of, the Company.

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

Beginning six (6) months after the Closing Date, Typenex may convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the “Lender Conversion Price” shall be $0.08. However, in the event that the Company’s market capitalization falls below $3,000,000 at any time, then in such event (a) the conversion price for all lender conversions occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price and the “Market Price” as of any applicable date of conversion. The Market Price is calculated by applying a discount of 30% to the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately preceding the applicable conversion. The Company may also elect to make payment of installments in the form of equity, subject to the terms and conditions of the Typenex Note.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Derivatives

The Typenex Note and the Carebourn Note described above have conversion features which are embedded derivatives as defined in FASB ASC 815.  The key factors in this analysis included: (i) determining that the conversion features met the definition of a derivative, and (ii) that a scope exception was not applicable to the Company, as the conversion features were not considered indexed to the Company’s own stock, due to the various potential adjustments to the conversion price.

Derivative financial instruments are initially measured at their fair value and then are re-valued at each reporting date, with changes in fair value reported as charges or credits to income.

At inception, we valued the derivative instruments in the Typenex and Carebourn notes at $25,370 and $75,869, respectively.  At December 31, 2015, we valued the derivative instruments at $123,855, recognizing a $22,616 change in fair value.  We determined the fair value of the two embedded conversion features based on available data using a binomial lattice valuation model given all the rights and obligations of the instruments.

The initial fair value of the derivative was recorded as a reduction of the Typenex and Carebourn notes. The effective interest rate of the Typenex and Carebourn notes were 78% and 238%, respectively. This original issue discount will be amortized as interest expense over the term of the Notes. At December 31, 2015, the Notes are carried as follows:

December 31, 2015
Principal	$202,500
Original issue discount and debt issuance costs	(27,500)
Derivative liability at inception	(101,239)
Amortization of discount on notes	70,532
$144,293

Note 9 – Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015
Liabilities:
Derivative liability	$-	$-	$123,855	$123,855
December 31, 2014
Liabilities:
Derivative liability	$-	$-	$-	$-

The fair value of the derivative liability, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs (Note 8).

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2015:

Balance, January 1, 2015	$-
Issuances	101,239
Settlements	-
Realized and unrealized (gains) losses included in earnings	22,616
Transfers into or out of level 3	-
Balance, December 31, 2015	$123,855

The Typenex Note derivative liability has been measured at fair value at December 31, 2015 using a binomial model. The inputs into the binomial model are as follows:

December 31 2015
Closing share price	$0.0384
Conversion price	$0.0800
Risk free rate	0. 673%
Expected volatility	75%
Dividend yield	0%
Expected life	0. 94 years
Lattice steps	244
Conversion rest price	0.0211
Base conversion factor	70%
Conversion factor trigger	$0.0200
Interest rate on note	10%

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Carebourn Note derivative liability has been measured at fair value at December 31, 2015 using a binomial model. The inputs into the binomial model are as follows:

December 31 2015
Closing share price	$0.0384
Conversion price	$0.0800
Risk free rate	0.486%
Expected volatility	75%
Dividend yield	0%
Expected life	0.33 years
Lattice steps	86
Variable conversion factor	60%
Conversion factor trigger	$0.0200
Interest rate on note	10%

Note 10 - Commitments and Contingencies

Lease Commitments

In 2014, we leased office space with approximately 140 square feet at a rate of $1,300 per month. We closed our Fort Lauderdale office in the third quarter of 2014.

On October 4, 2013 we moved our corporate headquarters to Elmhurst, IL, where we occupied approximately 2,700 square feet of office space from Real Capital, LLC under a lease contract that expired on September 30, 2015 at a rate of approximately $3,100 a month thru September 30, 2014 and then increased to $3,193 thru September 30, 2015. In October, 2015, we moved our corporate headquarters to Oakbrook Terrace, IL, where we sub-lease approximately 3,109 square feet of office space from Midwest Disability P.A. at a rate of approximately $3,239 per month thru October 31, 2015. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

Future minimum lease payments under these non-cancellable leases at December 31, 2015 are as follows:

Year ending December 31,

2016	$32,835
Total future minimum payments	$32,835

Rent expense was $38,407 and $46,989 for the years ended December 31, 2015 and 2014, respectively.

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

Contract with Consultant

In November 2014, we entered into an eight month consulting agreement that compensated the consultant with 483,871 shares of rVue common stock. The agreement requires rVue to provide price protection on the shares which resulted in the Company issuing additional shares to the consultant if the share price in May 2015 falls below the share price at issuance.  In October 2015, rVue issued consultant 1,016,129 shares as final payment under this agreement.  Total expense recognized in the consolidated financial statements under the contract was $89,032 and $31,613 for the years ended December 31, 2015 and 2014, respectively.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Retirement Plan

We have a 401(k) plan that covers all eligible employees. We are not required to contribute to the plan, and we did not make any employer contributions during the years ended December 31, 2015 or 2014.

Legal Matters

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a Counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim. We believe the case is without merit and are vigorously defending ourselves in connection therewith. In the opinion of management, we do not believe that we have a probable liability related to this legal proceeding that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in this legal matter, the operating results of a particular reporting period could be materially adversely affected.  On January 5, 2016 a judge in the Circuit Court of the 17th Judicial District in Broward County, Florida rescinded the Placement Agent Agreement entered into by Viewpoint Securities and rVue Holdings and awarded rVue attorney fees and costs of $31,715 from Viewpoint Securities.

On June 4, 2014, we filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. We also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft resulting in the Company receiving $249,459 in 2014.

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

Common Stock

We have 240,000,000 shares of authorized common stock, $0.001 par value, of which 173,507,292 and 140,872,727 shares were issued and outstanding at December 31, 2015 and 2014, respectively. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of our directors.

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

No warrants were issued in 2015 or 2014.

Stock Incentive Plans

2010 rVue Holdings Equity Incentive Plan

The 2010 rVue Holdings Equity Incentive Plan (the “Plan”) has reserved 23,000,000 shares of our common stock for issuance pursuant to awards under the Plan. The Plan is intended as an incentive, to retain in the employ of and as directors, our officers, employees, consultants and advisors, and to attract new officers, employees, directors, consultants and advisors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

No option grants were issued during 2014. The following table summarizes options granted in the year ended December 31, 2015:

Grant Date	Number	Exercise Price	Fair Value	Period over which compensation expense is recognized
January 12, 2015	850,000	$0.10	$63,251	36 months
August 6, 2015	9,750,000	0.04	264,605	36 months
October 22, 2015	3,250,000	0.03	88,009	36 months
December 3, 2015	2,750,000	0.04	89,033	36 months
December 15, 2015	2,000,000	0.04	72,416	36 months
December 16, 2015	1,000,000	0.06	54,311	36 months

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during 2015:

2015
Expected life (years)	6.5
Expected volatility	128.3%
Risk-free interest rate	2.1%
Dividend yield	0.0%
Weighted-average estimated fair value of options granted during the year	$0.04

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates.

Our computation of expected life is determined based on the simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. Our computation of expected volatility was based on the historical volatility of comparable companies’ average historical volatility.  Beginning in October 2015, our computation of expected volatility is based on the company’s average historical volatility. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. We do not expect to pay dividends. While we believe these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used.

Stock-based compensation expense included in our Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2015	2014
Selling, general and administrative expenses	$61,541	$57,069
	$61,541	$57,069

As of December 31, 2015, $304,322 of total unrecognized compensation expense related to stock based awards is expected to be recognized over a weighted average period of 2.35 years.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Stock Option Activity

The following table summarizes the activities for our options for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 1, 2014	2,640,000	$0.17	8.41	-
Granted	-	-
Exercised	-	-
Forfeited	(300,000)	$0.25
Expired	-	-
Outstanding on December 31, 2014	2,340,000	$0.16	7.55	-
Granted	19,600,000	$0.04
Exercised	-	-
Forfeited	(1,800,000)	$0.12
Expired	-	-
Outstanding on December 31, 2015	20,140,000	$0.05	9.50	.01
Exercisable at December 31, 2015	1,033,332	$0.21	5.06	-
Expected to vest after December 31, 2015	19,106,668	$0.02	9.79	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $.04 of our common stock on December 31, 2015. The aggregate intrinsic value includes the effect of stock options that have a $32,500 intrinsic value.

The following table summarized additional information regarding outstanding and exercisable stock options at December 31, 2015:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
$0.20	670,000	4.45	$0.20	670,000	$0.20
$0.30	200,000	4.98	$0.30	200,000	$0.30
$0.14	170,000	7.59	$0.14	113,332	$0.14
$0.10	50,000	7.84	$0.10	50,000	$0.10
$0.10	300,000	9.04	$0.10	-	$0.10
$0.03	3,250,000	9.82	$0.03	-	$0.03
$0.04	14,500,000	9.73	$0.04	-	$0.04
$0.06	1,000,000	9.97	$0.06	-	$0.06
	20,140,000	9.50	$0.05	1,033,332	$0.21

The Company entered into an employment agreement with Mark Pacchini, our CEO and acting CFO, on July 1, 2013. The agreement term is three years and includes mandatory bonuses payable in the Company’s common stock if specific revenue targets are achieved in a twelve month calendar year. On January 1, 2014, the revenue targets for this employment agreement were amended.

The Company entered into a new employment agreement with Mark Pacchini, our CEO, on August 4, 2015.  The agreement term is three years and includes mandatory bonuses payable in stock options if specific revenue goals are achieved in the Company’s fiscal year.  The revenue goals for this agreement remained the same as those set forth in Mr. Pacchini’s previous employment agreement dated as of the January 1, 2014 which was replaced by the August 4, 2015 employment agreement. As of December 31, 2015 the performance conditions in the agreement were not achieved.  As a result, there was no stock based compensation expense recognized related to this new agreement.  The Company will reassess the probability of the Company achieving the revenue goals included in the agreement on a quarterly basis.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

In December 2015, the Company granted in aggregate 3,000,000 stock options to a salesperson and two sales representatives that vest upon the salesperson and sales representatives achieving certain performance conditions.   The Company recognizes compensation expense for options granted to employees which vest upon achievement of the performance condition, over the requisite service period if it is probable that the performance condition will be satisfied.  The Company recognizes compensation expense for options granted to non-employees which vest upon achievement of the performance condition, prior to measurement date at the current lowest aggregated fair value at each financial reporting date.

Note 12 - Income Taxes

The provision for income taxes for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Current tax expense
Federal	$-	$-
State	-	-
Total current taxes	-	-
Deferred taxes:
Federal	-	-
State	-	-
Total deferred taxes	-	-
Provision for income taxes	$-	$-

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry forwards. We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets. There is no income tax benefit for the losses for the years ended December 31, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2015 and 2014, the significant components of our deferred tax assets and liabilities were as follows:

	2015	2014
Net operating loss	$4,372,608	$3,915,262
Stock option expense	64,463	80,205
Accrued expenses	12,505	70,489
Capitalized software	37,262	33,465
Net deferred tax asset	4,486,838	4,099,421
Less: Valuation Allowance	(4,486,838)	(4,099,421)
Net deferred taxes	$-	$-

A reconciliation of the provision for income taxes, with the amount computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2015 and 2014, is as follows:

	2015	2014
Federal tax benefit, at statutory rate of 34%	(477,388)	(313,355)
State income taxes	(50,547)	(33,179)
Meals and entertainment	903	926
Stock options	192,704	(129,114)
Change in valuation allowance	334,328	474,722
Provision for income taxes	-	-

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

At December 31, 2015, we had federal net operating loss carry forwards of approximately $11,626,491 will expire beginning in 2030. Based upon the change in ownership rules under Internal Revenue Code Section 382, our net operating loss carry forwards are limited as to the amount of use in any particular year as a result of a more than 50% ownership change during the year ended December 31, 2012.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statements of Operations. As of January 1, 2014, we had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in our unrecognized tax benefits during the year ended December 31, 2015. We did not recognize any interest or penalties during 2015 or 2014 related to unrecognized tax benefits. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

Note 13- Other income

On June 4, 2014, rVue, Inc. filed suit against former rVue director and officer Michael Mullarkey, who left the company on May 31, 2013. The complaint alleged claims of fraud, constructive fraud and conversion. rVue also submitted a claim for employee theft to its insurer, CNA, for the amount misappropriated by Mr. Mullarkey. In November, 2014, CNA approved the claim for employee theft in the amount of $249,459. rVue received $249,459 in November 2014 and recorded the amount as other income. In November of 2015, rVue received $13,725 as a settlement for a portion of the legal fees paid in the Mullarkey complaint.

Note 14- Related Party Transactions

In 2015, the Company issued 20,769,231 shares of common stock to Acorn for $270,000.

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

Concentrations of Revenues

For the year ended December 31, 2015, three customers accounted for 51.6%, 17.5% and 12.9% of total revenues. For the year ended December 31, 2014, three customers accounted for 54.1%, 19.9% and 10.1% of total revenues.

rVUE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 16 – Supplemental Non-Cash Information

In 2014, the Company issued common stock totaling $42,000 to a vendor for accounting services performed in 2013 and issued common stock totaling $11,400 in the settlement of a law suit. In 2014, the Company issued $60,000 of common stock to a consultant for services to be performed over an eight month period. At December 31, 2014 $45,000 was included in prepaid expenses.

The Company issued $45,000 of stock to a consultant for services performed. In 2015, the Company recognized debt discounts and debt issuance costs of $26,807 related to the issuance of the convertible notes.  In addition, the Company entered into a $57,600 financing agreement for directors and officers insurance.

Note 17 - Subsequent Events

In preparing these consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

On January 26, 2016 the Company entered into a subscription agreement with Acorn. Under the agreement, the Company has the right, but not the obligation, to issue shares of common stock to Acorn, up to $90,000 per month over a period of twelve (12) months, for a total of $1,080,000, if the Company certifies in writing to Acorn that it has an operational need for such funds (“Regular Purchases”).  In addition, the Company has the right, but not the obligation, to issue additional shares of common stock to Acorn up $396,100 in the aggregate, for use in retiring the Company’s current convertible financings (“Take-Out Purchases”).  Acorn also has the option to purchase any such shares not required to be purchased by the Company, in all cases with a price per share for Regular Purchases of $0.013 per share, and a price per share for Take-Out Purchases of $0.011 per share.  Acorn’s option to make the Regular Purchases is any time commencing on November 1, 2016 until October 31, 2020 and option to make Take-Out Purchases is any time commencing on January 1, 2017 until September 30, 2020.  To date Acorn has made regular purchases of 27,692,308 shares and the Company has received $360,000 for those such shares.

The Company elected to exercise the Borrower Offset Right under the agreement with Typenex to cancel the three Investor Notes of $50,000 each.  This enabled the Company to deduct and offset the $150,000 owed under the Investor Notes.

In January and February 2016, the Company elected to issue 8,870,556 shares to Typenex as a scheduled payment of $50,630 under their convertible note financing agreement.

In February 2016 Carebourn elected to convert $29,210 of their convertible note with the Company for 4,600,000 shares of the Company stock.

As a result of the voluntary issuances of stock subsequent to December 31, 2015, the number of the Company’s authorized shares is insufficient to satisfy the maximum number of shares that the Company could be required to settle under all other contracts.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
3.3	Amendment to Amended and Restated Articles of Incorporation.	8-K	10/31/13	3.1
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between rVue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	rVue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	rVue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	rVue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	rVue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Convertible Note – Carebourn Capital	10-Q	11/12/15	10.1
10.10	Securities Purchase Agreement – Carebourn Capital	10-Q	11/12/15	10.2
10.11	Convertible Note – Typenex Co-Investment.	8-K	7/14/15	4.1
10.12	Securities Purchase Agreement – Typenex Co-Investment.	8-K	7/14/15	4.2
10.13	Subscription Agreement dated as of January 26, 2016 by and between the Company and Acorn Composite Corporation	8-K	1/2/16	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.