Form 10-K/A
period 2015-12-31
RVUE HOLDINGS, INC.
filed 2016-03-08
CIK 1455206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to rVue Holdings, Inc.’s annual report on Form 10–K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 3, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)

Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date/Period End Date	Number
3.1	Amended and Restated Articles of Incorporation.	8-K	09/01/11	3.1
3.2	Amended and Restated Bylaws.	8-K	09/01/11	3.2
3.3	Amendment to Amended and Restated Articles of Incorporation.	8-K	10/31/13	3.1
10.1	Form of Directors and Officers Indemnification Agreement.	8-K	05/19/10	10.5
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of May 13, 2010, by and between rVue Holdings, Inc. and Rivulet International Holdings, Inc.	8-K	05/19/10	10.6
10.3	rVue Holdings, Inc. 2010 Equity Incentive Plan (Amended as of August 30, 2011). *	8-K	09/01/11	10.10
10.4	Form of Incentive Stock Option Grant. *	8-K	05/19/10	10.11
10.5	Form of Non-Qualified Stock Option Grant. *	8-K	05/19/10	10.12
10.6	rVue Holdings, Inc. Audit Committee Charter.	8-K	05/19/10	10.13
10.7	rVue Holdings, Inc. Compensation Committee Charter.	8-K	05/19/10	10.14
10.8	rVue Holdings, Inc. Nominating Committee Charter.	8-K	05/19/10	10.15
10.9	Convertible Note – Carebourn Capital	10-Q	11/12/15	10.1
10.10	Securities Purchase Agreement – Carebourn Capital	10-Q	11/12/15	10.2
10.11	Convertible Note – Typenex Co-Investment.	8-K	7/14/15	4.1
10.12	Securities Purchase Agreement – Typenex Co-Investment.	8-K	7/14/15	4.2
10.13	Subscription Agreement dated as of January 26, 2016 by and between the Company and Acorn Composite Corporation	8-K	1/2/16	4.1
14.1	Code of Conduct.	10-K	03/01/11	14.1
14.2	Code of Ethics for Senior Financial Officers.	10-K	03/01/11	14.2
21.1	List of Subsidiaries.	10-K	03/30/12	21.1
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.	10-K	12/31/15	31.1
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.	10-K	12/31/15	31.2
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.	10-K	12/31/15	32.1
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of March, 2016.

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

Name	Title	Date

/s/ Mark Pacchini Mark Pacchini	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 8, 2016

/s/ Peter Emerson Peter Emerson	Director	March 8, 2016

/s/ Thomas Harrison Thomas Harrison	Director	March 8, 2016

/s/ Robert Roche	Director	March 8, 2016
Robert Roche

/s/ Raymond Roman	Director	March 8, 2016
Raymond Roman