Form 10-Q
period 2016-03-31
RVUE HOLDINGS, INC.
filed 2016-05-12
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54348

RVUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-3461079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

17W220 22nd Street, Suite 200
Oakbrook Terrace, IL 60181	(855) 261-8370
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 12, 2016 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	250,662,249

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,180	$67,069
Accounts receivable	-	21,390
Prepaid expenses	11,735	30,700
Total current assets	45,915	119,159
Property and equipment, net	-	14
Software development costs	135,056	123,525
Deposits	3,239	3,239

	$184,210	$245,937

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable	$62,342	$71,792
Accrued expenses	66,748	33,231
Interest payable	-	9,339
Note Payable	-	11,710
Convertible notes	-	144,293
Derivative liability	-	123,855
Deferred revenue	17,650	10,500
Total current liabilities	146,740	404,720

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 375,000,000 shares authorized at March 31, 2016 and 240,000,000 at December 31, 2015; 243,739,172 issued and outstanding at March 31, 2016 and 173,507,292 issued and outstanding at December 31, 2015	243,739	173,507
Additional paid-in capital	14,485,584	13,740,269
Accumulated deficit	(14,691,853)	(14,072,559)
Total stockholders' equity (deficit)	37,470	(158,783)
	$184,210	$245,937

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue

rVue advertising revenue	$189,390	$73,135
Network	31,500	31,500
	220,890	104,635
Costs and expenses
Cost of revenue	166,771	64,546
Selling, general and administrative expenses	379,568	414,453
Depreciation and amortization	35,163	36,784
Interest expense	58,340	-
Change in fair value of derivative instruments	128,634	-
Loss on early extinguishment of debt	71,708	-
	840,184	515,783
Loss before provision for income taxes	(619,294)	(411,148)
Provision for income taxes	-	-

Net loss	$(619,294)	$(411,148)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	185,270,217	141,467,965

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	-	$-	173,507,292	$173,507	$13,740,269	$(14,072,559)	$(158,783)

Common stock issued	-	-	34,761,324	34,761	389,152	-	423,913

Stock based compensation expense	-	-	-	-	19,342	-	19,342

Common stock issued upon the conversion of notes	-	-	35,470,556	35,471	336,821	-	372,292

Net loss	-	-	-	-	-	(619,294)	(619,294)

Balance, March 31, 2016	-	$-	243,739,172	$243,739	$14,485,584	$(14,691,853)	$37,470

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(619,294)	$(411,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization Non-cash interest expense	35,163 43,656	36,784 -
Stock-based compensation expense	19,342	19,060
Change in fair value of derivative instruments	128,634	-
Common stock issued for services	-	22,500
Loss on early extinguishment of debt	14,549	-
Changes in operating assets and liabilities:
Accounts receivable	21,390	258,970
Prepaid expenses	18,965	735
Accounts payable	(9,450)	(82,539)
Accrued expenses	38,105	(126,129)
Deferred revenue	7,150	-
Interest payable	(9,339)	-
Cash used in operating activities	(311,129)	(281,767)

Investing activities
Payments for property, equipment and software development	(46,680)	(26,845)
Change in deposits	-	80
Cash used in investing activities	(46,680)	(26,765)

Financing activities
Proceeds from the issuance of common stock	423,913	75,000
Payments on note payable	(11,710)	-
Payments on convertible notes	(87,283)	-
Cash provided by financing activities	324,920	75,000
Decrease in cash and cash equivalents	(32,889)	(233,532)
Cash and cash equivalents, beginning of period	67,069	418,803
Cash and cash equivalents, end of period	$34,180	$185,271

Cash paid for interest	$18,675	$-

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

Amendment to the Company’s Amended and Restated Articles of Incorporation

On March 18, 2016, we began soliciting written consents from our stockholders pursuant to a definitive Consent Solicitation Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2016 (the “Consent Solicitation Statement”) to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to: (a) increase the number of shares of the Company’s authorized common stock, par value $0.001 per share (“Common Stock”) from 240,000,000 to 375,000,000 (the “Authorized Shares Increase”), (b) remove certain limits on transactions between the Company and significant stockholders (the “Interested Stockholder Transaction Restriction Removal”), and (c) remove certain restrictions on the voting rights of significant stockholders (the “Voting Restriction Removal”), on the terms set forth in the Consent Solicitation Statement (collectively, the “Amendment”).

The Amendment was approved by the stockholders. Following the approval of the Amendment, on March 23, 2016, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) to effect the Authorized Shares Increase, the Interested Stockholder Transaction Restriction Removal and the Voting Restriction Removal.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K (the “2015 Form 10-K”).

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $14,691,853 at March 31, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of our core business. Management’s plans in order to meet our operating cash flow requirements include financing activities such as private placements of common stock and the continued establishment of strategic relationships, which we expect will lead to the generation of additional revenue opportunities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional financing will be achieved or that we will succeed in our future operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three months ended March 31, 2016 and 2015, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three months ended March 31, 2016 and 2015. Dilutive common shares include incremental shares issuable upon the exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the derivative securities.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss	$(619,294)	$(411,148)

Denominator:

Weighted-average shares outstanding	185,270,217	141,467,965
Effect of dilutive securities (1)	-	-

Weighted-average diluted shares	185,270,217	141,467,965

Basic and diluted loss per share	$(0.00)	$(0.00)

(1)

The following stock options, warrants and convertible notes outstanding as of March 31, 2016 and 2015 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Stock options	-	-
Warrants	-	91,178
	-	91,178

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from one of our customers accounted for 100.0% of total accounts receivable at December 31, 2015.  We had no allowance for doubtful accounts at December 31, 2015.  For the three months ended March 31, 2016, four customers accounted for 44.7%, 35.6%, 14.3% and 5.4% of total revenues, respectively.  For the three months ended March 31, 2015, three customers accounted for 44.7%, 33.1% and 25.2% of total revenues, respectively.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Convertible Note Financing

On March 31, 2016, (the “Company”) retired both of its outstanding convertible note financings as further described below.

Carebourn Convertible Note Financing

On July 30, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement dated July 30, 2015 (the “Carebourn SPA”) with Carebourn Capital, L.P. (“Carebourn”). Pursuant to the Carebourn SPA, the Company issued to Carebourn a convertible promissory note (the “Carebourn Note”) in the principal amount of $115,000.

The Carebourn Note had a term of 9 months and an interest rate of 10% per annum. The net proceeds to the Company from the Carebourn Note were $100,000, consisting of gross proceeds of $115,000, less $10,000 in original issue discount and $5,000 in expense reimbursements. The entire principal balance of the Carebourn Note, together with all accrued interest, was due and payable on April 30, 2016.

Beginning on the date that was ninety (90) days after the Closing Date, so long as any amount is outstanding under the Carebourn Note, Carebourn could convert all or any portion of the balance of the Carebourn Note into shares of the Company’s common stock.  Generally, the conversion price would be calculated by applying a discount of 40% to the average of the three (3) lowest closing bid prices for the common stock during the twenty (20) trading days immediately preceding the applicable conversion. Carebourn was generally prohibited from acquiring more than 4.99% of the Company’s outstanding shares pursuant to the Carebourn Note.

On March 31, 2016, the Company entered into a letter agreement (the “Carebourn Letter Agreement”) with Carebourn to retire its outstanding convertible note financing with Carebourn. Pursuant to the terms of the Carebourn Letter Agreement, the Company (a) paid $82,355 (the “Cash Payment”), and (b) issued 8,000,000 shares of its common stock, $0.001 par value per share (the “Share Payment” and together with the Cash Payment, the “Carebourn Payoff Amount”), to Carebourn in full satisfaction of, and to terminate, all obligations under the Carebourn SPA and the Carebourn Note.  As additional consideration for each of the Company and Carebourn to enter into the Carebourn Letter Agreement, the parties executed a mutual release of claims.

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

The Typenex Note had a term of 17 months, an interest rate of 10% per annum and an original issue discount (OID) of $22,500. The aggregate commitment to the Company from the Typenex Note was $225,000, in the form of: (a) an initial tranche of $75,000 in cash (gross proceeds of $87,500, less $7,500 in OID and $5,000 in expense reimbursements), and (b) a future commitment of three promissory notes of $55,000 each (each consisting of $55,000 in gross proceeds, less $5,000 in OID (the “Investor Notes”)). Typenex could elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes would not result in cash proceeds to, or an obligation to repay on the part of, the Company.

Beginning on the date that was six (6) months after the Closing Date and on the same day of each month thereafter until the maturity date of the Typenex Note, so long as any amount was outstanding thereunder, the Company was required to pay to Typenex installments of principal equal to $21,041 (or such lesser principal amount as was then outstanding), plus the sum of any accrued and unpaid interest. Payments of each installment amount could be made in cash. Alternatively, Typenex or the Company could elect to convert an installment amount into Common Stock as described below.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Beginning six (6) months after the Closing Date, Typenex could convert the balance of the Typenex Note, or any installment or portion thereof, utilizing the conversion price calculation set forth below. Generally, the “Lender Conversion Price” would be $0.08. However, in the event that the Company’s market capitalization fell below $3,000,000 at any time, then in such event (a) the conversion price for all lender conversions occurring after the first date of such occurrence would equal the lower of the Lender Conversion Price and the “Market Price” as of any applicable date of conversion. The Market Price was calculated by applying a discount of 30% to the average of the three (3) lowest closing bid prices during the twenty (20) trading days immediately preceding the applicable conversion. The Company could also elect to make payment of installments in the form of equity, subject to the terms and conditions of the Typenex Note.

In January 2016, the Company elected to exercise the Borrower Offset Right under the agreement with Typenex to cancel the three Investor Notes of $50,000 each.  This enabled the Company to deduct and offset the $150,000 owed under the Investor Notes.

On March 31, 2016, the Company entered into a letter agreement (the “Typenex Letter Agreement”) with Typenex to retire its outstanding convertible note financing with Typenex. Pursuant to the terms of the Typenex Letter Agreement, the Company paid $50,000 (the “Typenex Payoff Amount”) to Typenex in exchange for the termination of, and satisfaction of all obligations under (a) the Typenex SPA, (b) the Typenex Note, and (c) the Investor Notes. As additional consideration for each of the Company and Typenex to enter the Typenex Letter Agreement, each of the parties entered into a mutual release of claims.

Derivatives

The Typenex Note and the Carebourn Note described above had conversion features which are embedded derivatives as defined in FASB ASC 815.  The key factors in this analysis included: (i) determining that the conversion features met the definition of a derivative, and (ii) that a scope exception was not applicable to the Company, as the conversion features were not considered indexed to the Company’s own stock, due to the various potential adjustments to the conversion price.

Derivative financial instruments are initially measured at their fair value and then are re-valued at each reporting date, with changes in fair value reported as charges or credits to income.

At inception, the Company valued the derivative instruments in the Typenex Note and the Carebourn Note at $25,370 and $75,869, respectively.  At December 31, 2015, we valued the derivative instruments at $123,855.  We determined the fair value of the two embedded conversion features based on available data using a binomial lattice valuation model given all the rights and obligations of the instruments.

The initial fair value of the derivative was recorded as a reduction of the Typenex Note and the Carebourn Note. The effective interest rate of the Typenex Note and the Carebourn Note were 78% and 238%, respectively. This original issue discount (OID) was amortized as interest expense over the term of the Notes.

At December 31, 2015, the Notes were carried at $144,293, which was net of unamortized OID of $58,207.  During the three months ended March 31, 2016, the Carebourn Note and the Typenex Note were extinguished as a result of the following: (1) Carebourn converted $69,176 of principal and accrued interest under the debt agreement for 26,600,000 shares at an aggregate conversion price of $0.003, (2) Typenex converted $50,630 of principal under the debt agreement for 8,870,556 shares at an aggregate conversion price of $0.006 and (3) the Company making cash payments of $87,283 (which includes an installment payment to Typenex of $21,042) and $57,845 for payment of principal and other fees to extinguish the debt, respectively.

Prior to extinguishment, the convertible notes had an aggregate outstanding balance of $202,500.  The notes were carried at $187,939, net of unamortized OID of $14,561 and the embedded conversion feature was valued at $252,489 resulting in a loss of early extinguishment of the convertible notes of $71,708.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2016
Liabilities:
Derivative liability	$-	$-	$-	$-
December 31, 2015
Liabilities:
Derivative liability	$-	$-	$123,855	$123,855

The fair value of the derivative liability, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs (Note 5).

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2016:

Balance, January 1, 2016	$123,855
Issuances	-
Settlements	(252,489)
Realized and unrealized (gains) losses included in earnings	128,634
Transfers into or out of level 3	-
Balance, March 31, 2016	$-

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 31, 2016 and December 31, 2015:

Prepaid expenses	March 31, 2016	December 31, 2015
Insurance	$9,235	$27,470
Other	2,500	3,230
	$11,735	$30,700

Property and Equipment	Estimated Useful Lives	March 31,	December 31,
	(Years)	2016	2015
Computers and software	2 - 5	$91,083	$91,083
Equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(114,060)	(114,046)
Net property and equipment		$-	$14

Depreciation expense was $14 and $547 for the three months ended March 31, 2016 and 2015, respectively.

Software Development Costs	Estimated Useful Lives	March 31,	December 31,
	(Months)	2016	2015
Software development costs	18	$1,464,967	$1,418,287
Less accumulated amortization		(1,329,911)	(1,294,762)
Net software development costs		$135,056	$123,525

Amortization expense was $35,149 and $36,237 for the three months ended March 31, 2016 and 2015, respectively.

Accrued Expenses	March 31,	December 31,
	2016	2015
Personnel costs	$14,620	$11,407
Professional fees	9,500	12,000
Network costs	42,628	324
Other	-	9,500
	$66,748	$33,231

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Income Taxes

There is no income tax benefit for the losses for the three-month periods ended March 31, 2016 and 2015, respectively, since management has determined that the realization of the net deferred tax asset is more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2015, we had no unrecognized tax benefits, and no tax-related interest or penalties. There were no changes in unrecognized tax benefits during the period ended March 31, 2016. We did not recognize any interest or penalties during 2015 related to unrecognized tax benefits, or during the period ended March 31, 2016.

Note 9 - Stockholders’ Equity and Stock Based Compensation

Equity Awards

Stock Option Activity

A summary of the Company’s stock option activity for the three-month period ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2015	20,140,000	0.05	9.50	0.01
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Balance at March 31, 2016	20,140,000	0.05	9.34	-
Exercisable at March 31, 2016	1,133,332	0.20	5.16	-
Expected to vest after March 31, 2016	19,066,668	0.02	9.59	-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

Stock-Based Compensation

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates.  The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on comparable companies’ average historical volatility. Beginning in October of 2015, our computation of expected volatility is based on the Company’s average historical volatility.  The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

We did not grant any options during the three-month period ended March 31, 2016.  As of March 31, 2016 there was approximately $284,980 of total unrecognized compensation cost related to stock options outstanding.  This cost is expected to be recognized over a period of three years.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

 Stock based compensation expense was $19,342 and $19,060 for the three months ended March 31, 2016 and 2015, respectively.

In January 2015, 850,000 stock options were granted to current employees and a contractor of the Company.

The Company entered into a new employment agreement with Mark Pacchini, our CEO, on August 4, 2015.  The agreement term is three years and includes mandatory bonuses payable in stock options if specific revenue goals are achieved in the Company’s fiscal year.  The revenue goals for this agreement remained the same as those set forth in Mr. Pacchini’s previous employment agreement dated as of January 1, 2014.  As of March 31, 2016 management does not believe it is probable that any of the revenue targets in the agreement will be achieved.  As a result, there was no stock based-compensation expense recognized related to this agreement.  The Company will reassess the probability of the Company achieving the revenue targets included in the agreement on a quarterly basis.

In December 2015, the Company granted in aggregate 3,000,000 stock options to a salesperson and two sales representatives that vest upon the achievement of certain performance conditions.   The Company recognizes compensation expense for options granted to employees which vest upon achievement of performance conditions, over the requisite service period if it is probable that the performance conditions will be satisfied.  The Company recognizes compensation expense for options granted to non-employees which vest upon achievement of performance conditions, prior to measurement date at the current lowest aggregated fair value at each financial reporting date.

Note 10 – Commitments and Contingencies

Other Off-Balance Sheet Commitments

On October 4, 2015, we moved our corporate headquarters to Oak Brook Terrace, Illinois, where we lease approximately 3,100 square feet of office space from Midwest Disability, P.A. under a lease that expires on October 31, 2016. Lease payments are approximately $3,200 a month. This facility accommodates our principal sales, marketing, operations, finance and administrative activities.

Contract with Consultant

In November 2014, we entered into an eight-month consulting agreement that compensated the consultant with $45,000 worth of Common Stock, initially calculated to be 483,871 shares. The agreement required rVue to provide price protection on the shares, which resulted in the Company issuing 1,016,129 additional shares of Common Stock to the consultant in October 2015.

Contingencies

We are subject to certain legal proceedings that have not been adjudicated, which are discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings”. In the opinion of management, the Company does not have probable liability related to these legal proceedings that would materially adversely affect our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If we fail to prevail in any of these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Note 11 – Supplemental Non-Cash Information

At December 31, 2014, the Company had $45,000 of prepaid consulting services that were paid for via the issuance of Common Stock in 2014. During the three months ended March 31, 2015, the Company recognized consulting expenses of $22,500 related to the arrangement.  In addition, the Company entered into a $57,600 financing agreement for directors and officers insurance.

During the first three months of 2016, $4,588 of accrued interest and $115,217 of debt principal were converted to Common Stock.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Related Party Transactions

On January 26, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Acorn Composite Corporation (“Acorn”). Under the agreement, the Company has the right, but not the obligation, to issue shares of Common Stock to Acorn, valued at up to $90,000 per month over a period of twelve (12) months, for a total of $1,080,000, if the Company certifies in writing to Acorn that it has an operational need for such funds (“Regular Purchases”).  In addition, the Company had the right, but not the obligation, to issue additional shares of Common Stock to Acorn, up $396,100 in the aggregate, for use in retiring the Company’s convertible financings with Carebourn and Typenex (“Take-Out Purchases”).  Acorn also has the option to purchase any such shares that the Company does not require Acorn to purchase.  In all cases the price per share for Regular Purchases is $0.013 per share, and the price per share for Take-Out Purchases of $0.011 per share.  Acorn’s option to make purchases with respect to unused portion of its commitment to make the Regular Purchases is exercisable at any time commencing on November 1, 2016 until October 31, 2020 and its option to make purchases with respect to the unused portion of its commitment to make Take-Out Purchases is exercisable at any time commencing on January 1, 2017 until September 30, 2020.   During the three months ending March 31, 2016, Acorn made Regular Purchases and Take-Out Purchases of 20,769,231 and 13,992,093 shares, respectively, and the Company received $423,913 in aggregate proceeds from such sales.  At March 31, 2016, Acorn has the right to purchase 22,007,907 shares at the Take-Out Purchases price that will be exercisable beginning on January 1, 2017.

Note 13 – Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

In April 2016, Acorn made a Regular Purchases of 6,923,077 shares and the Company has received $90,000 in proceeds for such sale as on the terms described in Note 12 above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those Risk Factors discussed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with the 2015 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at www.rvue.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

As of March 31, 2016, approximately 175 networks comprising approximately 1,500,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015:

Our unaudited results of operations for the three-month periods ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Revenue

rVue fees	$189,390	$73,135
Network	31,500	31,500
	220,890	104,635
Costs and expenses
Cost of revenue	166,771	64,546
Selling, general and administrative expenses	379,568	414,453
Depreciation and amortization	35,163	36,784
Interest expense	72,901	-
Loss on conversion of debt	127,936	-
Loss on extinguishment of debt	57,845	-

	840,184	515,783

Loss before provision for income taxes	(619,294)	(411,148)
Provision for income taxes	-	-

Net loss	$(619,294)	$(411,148)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:

Basic and diluted	185,270,710	141,467,965

Revenue

Revenue was $220,890 for the three-month period ended March 31, 2016 compared to $104,635 for the three-month period ended March 31, 2015, a $116,255 increase, or 111.1%. We earned revenue as follows:

	Three Months ended March 31,
Revenue Category	2016	2015	$ Change	% Change

rVue Revenue – Core Fees	$189,390	$73,135	$116,255	159.0

Network Revenue – Non-Core Fees	31,500	31,500	-	-
Total Revenue	$220,890	$104,635	$116,255	111.1

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

rVue’s revenue was $189,390 for the three-month period ended March 31, 2016, a $116,255 increase compared to $73,135 in revenue for the three-month period ended March 31, 2015. The first quarter of the fiscal year is consistently the softest quarter for sales.  While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees from the rVue platform is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in 2016 from advertisers and agencies for placing advertising with DOOH networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2016 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DOOH networks.

Network Revenue – Non-core fees

Network revenue was $31,500 for the three-month period ended March 31, 2016, compared to the $31,500 for the three-month period ended March 31, 2015. During the three months ended March 31, 2016 and 2015 we earned fixed monthly fees of $10,500 from one client. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client through September 2016, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $166,771 for the three-month period ended March 31, 2016 compared to $64,546 for the three-month period ended March 31, 2015, a $102,225 increase, or 158.4%, and was comprised of:

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Temporary labor	$3,224	$3,181	$43	1.4
Network services	180	180	-
rVue operations	163,367	61,185	102,182	167.0
Total	$166,771	$64,546	$102,225	158.4

The increase in cost of revenue is attributable to a 159% increase in rVue revenue compared to March 31, 2015, and the change in revenue category mix. The increase in core revenues increases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $379,568 for the three-month period ended March 31, 2016 compared to $414,453 for the three-month period ended March 31, 2015, a $34,885 decrease, or 8.4%. Changes by major component of SG&A are:

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Compensation and benefits	$78,886	$158,633	$(79,747)	-50.3
Stock-based compensation expense	19,342	19,060	282	1.5
Facility expense	10,702	12,608	(1,906)	-15.1
Communications expense	14,631	17,722	(3,091)	-17.4
Travel expense	8,795	3,419	5,376	157.2
Advertising and marketing expense	6,308	1,149	5,159	449.0
Investor relations and investment banking fees	9,750	39,043	(29,293)	-75.0
Professional and consulting fees	162,780	91,981	70,799	77.0
Office support and supply expense	68,374	70,838	(2,464)	-3.5
Total	$379,568	$414,453	$(34,885)	-8.4

Compensation and benefits decreased $79,747, or 50.3% for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. This change was due to a $19,835 increase in the amount of payroll costs being capitalized for software development in addition to a $59,569 decrease in payroll, due to a lower headcount, a $1,565 and a decrease in healthcare benefits, offset by $1,222 increase in the vacation accrual.

Stock-based compensation expense increased $282 or 1.5% for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.  This increase is due to the employee stock options granted in December 2015.

Facility expense decreased $1,906 or 15.1% for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.  The decrease in facility expense is due to a $827 decrease in parking and a $1,215 in utilities offset by a $136 increase in rent.

Communications expense decreased $3,091 or 17.4% for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.  The decrease in communications expense is due to rVue internalizing certain communication expenses that were outsourced in 2015.

Travel expense increased $5,376 or 157.2% for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.  The increase in travel is due to the 2016 increase in sales related travel.

Advertising and marketing expense increased $5,159 or 449.0% for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015.  This increase is due to rVue’s membership in a trade organization and the development of marketing materials.

Investor relations and investment banking fees expense decreased by $29,293 or 75.0%, in the three-month period ended March 31, 2016, when compared to the three-month period ended March 31, 2015. $30,000 of this decrease is due to an eight month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015, offset by an increase of $707 of investor relations expense.

Professional and consulting fees increased $70,799, or 77.0%. This increase is due to an increase in $12,000 for a sales consultant, $30,750 for our outsourced Chief Technology Officer, $5,500 paid to consultants for valuation services, an increase of $27,989 in legal fees and a $1,145 increase in filing fees, offset by a decrease of $6,585 in accounting fees.

Office support and supply expense decreased $2,464 or 3.5% for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015. This decrease is attributable to a decrease in outsourced office support in 2016.

Depreciation and amortization

Depreciation was $14 for the three-month period ended March 31, 2016 compared to $547 for the three-month period ended March 31, 2015, a $533 decline, or 97.4%. For the three-month period ended March 31, 2016, amortization expense for software development was $35,149, compared to $36,237 for the three-month period ended March 31, 2015, a $1,088 decrease, or 3.0%. The decrease in depreciation is due to fixed assets being almost completely depreciated.  Amortization expense for software development costs decreased due to the timing of payroll being capitalized for software development.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents totaling $34,180. Since our inception, we have incurred net losses, and at March 31, 2016, we had an accumulated deficit of $14,691,853 and had total stockholders’ equity of $37,470. We expect to continue to incur losses in fiscal 2016. At the present time, the Company does not have sufficient cash to continue through the second quarter of 2016.  Management is currently in the process of raising additional capital.

We did not have any material commitments for capital expenditures at March 31, 2016.  We have budgeted capital expenditures of approximately $200,000 for fiscal 2016, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss arising from continuing operations in the three-month periods ended March 31, 2016 and 2015. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

We intend to raise additional capital through the sale of Common Stock to investors in 2016, but no assurance can be made that we will be successful in doing so on terms acceptable to the Company.

Cash used in operating activities

Net cash used in operating activities totaled $311,129 for the three-month period ended March 31, 2016 compared to $281,767 for the three-month period ended March 31, 2015. In the three-month period ended March 31, 2016, cash was used to fund a net loss of $619,294, reduced by depreciation of $35,163, amortization of $43,656, stock-based compensation of $19,342, loss on early extinguishment of debt of $143,183 and decreased due to changes in operating assets and liabilities totaling $66,821.

In the three-month period ended March 31, 2015, cash was used to fund a net loss of $411,148, reduced by depreciation of $36,784, stock-based compensation expense of $19,060, common stock previously issued for services incurred in the first quarter of $22,500 and decreased due to changes in operating assets and liabilities totaling $51,037.

Cash used in investing activities

Net cash used in investing activities totaled $46,680 for the three-month period ended March 31, 2016 compared to $26,765 in the three-month period ended March 31, 2015. In the three-month period ended March 31, 2016, cash used in investing activities was all due to expenditures for software development. In the three-month period ended March 31, 2015, cash used in investing activities consisted of $26,845 for software development costs and $80 decrease in deposits.

Cash from financing activities

Net cash provided by financing activities totaled $324,920 for the three-month period ended March 31, 2016.  In the three-month period ended March 31, 2016, we received proceeds from the issuance of common stock of $423,913, reduced by $11,710 for payments on debt and by $87,283 for payments on convertible notes. For the three-month period ended March 31, 2015, net cash provided by financing activities totaled $75,000 and were the proceeds from the issuance of common stock.

Financial condition

As of March 31, 2016, we had a working capital deficit of $100,825, an accumulated deficit of $14,691,853 and total stockholders’ equity of $37,470, compared to a working capital deficit of $285,561, an accumulated deficit of $14,072,559 and total stockholders’ deficit of $158,783 at December 31, 2015. The decline in our financial condition was due to losses incurred net of the proceeds from the sale of $423,913 of common stock during the quarter ended March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2016 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On or about March 8, 2011, Viewpoint Securities, Inc. commenced an action in the Circuit Court of the 17th Judicial District in Broward County, Florida, alleging that we owe them a placement agent fee of $210,000 and warrants to purchase 175,167 shares of our common stock for purported services rendered in connection with our December 2010 private placement. On July 29, 2011, we answered their Second Amended Complaint and asserted various defenses to the claims asserted therein. Additionally, we filed a counterclaim for rescission of the Agreement. On January 9, 2012, Viewpoint filed an amended answer to our counterclaim.  On January 5, 2016, the 17th Judicial Circuit Court of Florida, Broward County, rescinded the Placement Agent Agreement entered into by Viewpoint Securities and rVue and awarded rVue attorney fees and costs of $31,715 from Viewpoint Securities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Acorn Composite Corporation (“Acorn”). Under the agreement, the Company has the right, but not the obligation, to issue shares of Common Stock to Acorn, valued at up to $90,000 per month over a period of twelve (12) months, for a total of $1,080,000, if the Company certifies in writing to Acorn that it has an operational need for such funds (“Regular Purchases”).  In addition, the Company had the right, but not the obligation, to issue additional shares of Common Stock to Acorn, up $396,100 in the aggregate, for use in retiring the Company’s convertible financings with Carebourn and Typenex (“Take-Out Purchases”).  Acorn also has the option to purchase any such shares that the Company does not require Acorn to purchase.  In all cases the price per share for Regular Purchases is $0.013 per share, and the price per share for Take-Out Purchases of $0.011 per share.  Acorn’s option to make purchases with respect to unused portion of its commitment to make the Regular Purchases is exercisable at any time commencing on November 1, 2016 until October 31, 2020 and its option to make purchases with respect to the unused portion of its commitment to make Take-Out Purchases is exercisable at any time commencing on January 1, 2017 until September 30, 2020.   During the three months ending March 31, 2016, Acorn made Regular Purchases and Take-Out Purchases of 20,769,231 and 13,992,093 shares, respectively, and the Company received $423,913 in aggregate proceeds from such sales.  At March 31, 2016, Acorn has the right to purchase 22,007,907 shares at the Take-Out Purchases price that will be exercisable beginning on January 1, 2017.

All such shares were issued to Acorn without registration in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506(b) promulgated thereunder, as a transaction by the Company not involving any public offering and involving only accredited investors.  A copy of the Subscription Agreement is attached to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2016 as Exhibit 4.1

During the three months ended March 31, 2016, Acorn made the following purchase according to the Subscription Agreement:

Date	Amount Paid	Number of Shares Purchased
February 26, 2016	$90,000	6,923,077
March 28, 2016	$180,000	13,846,154
March 28, 2016	$21,557	1,959,756
March 31, 2016	$132,355	12,032,337

We did not repurchase any shares of our Common Stock during the quarter ended March 31, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Index to Exhibits

Exhibit No.	Exhibit Description
10.1

Subscription Agreement by and between the Company and Acorn Composite Corporation, dated January 26, 2016 (incorporated by reference to Exhibit 4.1 to the Issuer’ Current Report on Form 8-K filed January 27, 2016)

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

rVue Holdings, Inc.
(Registrant)

Date: May 12, 2016	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1

Subscription Agreement by and between the Company and Acorn Composite Corporation, dated January 26, 2016 (incorporated by reference to Exhibit 4.1 to the Issuer’ Current Report on Form 8-K filed January 27, 2016)

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