Form 10-Q/A
period 2016-03-31
RVUE HOLDINGS, INC.
filed 2016-05-17
CIK 1455206

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to rVue Holdings, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

(a)  Index to Exhibits

Exhibit No.	Exhibit Description
10.1

Subscription Agreement by and between the Company and Acorn Composite Corporation, dated January 26, 2016 (incorporated by reference to Exhibit 4.1 to the Issuer’ Current Report on Form 8-K filed January 27, 2016)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
EX-101.INS *	XBRL Instance Document
EX-101.SCH *	XBRL Taxonomy Extension Schema Document
EX-101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

rVue Holdings, Inc.
(Registrant)

Date: May 17, 2016	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

3