Form 10-Q
period 2016-06-30
RVUE HOLDINGS, INC.
filed 2016-08-11
CIK 1455206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 11, 2016 is as follows:

Class	Number of Shares
Common Stock: $0.001 Par Value	278,354,557

RVUE HOLDINGS, INC.

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Current assets:

Cash and cash equivalents	$9,150	$67,069
Accounts receivable	103,450	21,390
Prepaid expenses	64,286	30,700

Total current assets	176,886	119,159

Property and equipment, net	-	14
Software development costs	150,346	123,525
Deposits	3,239	3,239

	$330,471	$245,937

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

Accounts payable	$88,011	$71,792
Accrued expenses	108,970	33,231
Interest payable	-	9,339
Note payable	40,458	11,710
Convertible notes	-	144,293
Derivative liability	-	123,855
Deferred revenue	32,635	10,500

Total current liabilities	270,074	404,720

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value per share; 375,000,000 shares authorized at June 30, 2016 and 240,000,000 shares authorized at December 31, 2015; 264,508,403 issued and outstanding at June 30, 2016 and 173,507,292 issued and outstanding at December 31, 2015	264,508	173,507
Additional paid-in capital	14,754,195	13,740,269
Accumulated deficit	(14,958,306)	(14,072,559)

Total stockholders' equity (deficit)	60,397	(158,783)

	$330,471	$245,937

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Core fees	$117,615	$542,903	$307,005	$616,038
Non-core fees	31,500	31,500	63,000	63,000
	149,115	574,403	370,005	679,038
Costs and expenses
Cost of revenue	104,955	501,764	271,726	566,310
Selling, general and administrative expenses	274,242	331,932	653,810	746,385
Depreciation and amortization	35,958	33,524	71,120	70,308
Interest expense	415	451	58,754	451
Change in fair value of derivative instruments	-	-	128,634	-
Loss on early extinguishment of debt	-	-	71,708	-
	415,570	867,671	1,255,752	1,383,454
Loss before provision for income taxes	(266,455)	(293,268)	(885,747)	(704,416)
Provision for income taxes	-	-	-	-
Net loss	$(266,455)	$(293,268)	$(885,747)	$(704,416)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted loss per share	259,335,114	141,944,146	222,302,666	141,706,061

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	-	-	173,507,292	173,507	13,740,269	(14,072,559)	(158,783)
Common stock issued	-	-	55,530,555	55,530	638,383	-	693,913
Common stock issued upon the conversion of notes	-	-	35,470,556	35,471	336,821	-	372,292
Stock-based compensation expense	-	-	-	-	38,722	-	38,722
Net loss	-	-	-	-	-	(885,747)	(885,747)
Balance, June 30, 2016	-	$-	264,508,403	$264,508	$14,754,195	$(14,958,306)	$60,397

rVUE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(885,747)	$(704,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,121	70,308
Non-cash interest expense	43,656	-
Stock-based compensation expense	38,722	38,121
Change in fair value of derivative instruments	128,634	-
Common stock issued for services	-	45,000
Loss on early extinguishment of debt	14,549	-
Changes in operating assets and liabilities:
Accounts receivable	(82,060)	313,544
Prepaid expenses	11,238	2,199
Accounts payable	16,219	186,726
Accrued expenses	75,740	(117,527)
Deferred revenue	22,135	-
Interest payable	(4,751)	-
Cash used in operating activities	(550,544)	(166,045)

Investing activities
Payments for property, equipment and software development	(97,928)	(60,248)
Change in deposits	-	80
Cash used in investing activities	(97,928)	(60,168)

Financing activities
Proceeds from the issuance of common stock	693,913	75,000
Payments on note payable	(16,077)	-
Payments on convertible notes	(87,283)	-
Cash provided by financing activities	590,553	75,000

Decrease in cash and cash equivalents	(57,919)	(151,213)
Cash and cash equivalents, beginning of period	67,069	418,803
Cash and cash equivalents, end of period	$9,150	$267,590

Cash paid for interest	$19,090	$-

See supplemental non-cash information in Note 13.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Summary of Significant Accounting Policies

rVue Holdings, Inc., formerly known as Rivulet International, Inc. (“We”, “rVue” or the “Company”), was incorporated in the State of Nevada on November 12, 2008. We are an advertising technology company that has developed and operates an integrated advertising exchange and digital distribution platform – rVue – for the Digital Out-of-Home (“DOOH”) advertising and place-based media industry.

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

The unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $14,958,306 at June 30, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity and debt financings.

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

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there is no assurance that such additional funding will be achieved or that we will succeed in our future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since the Company incurred losses attributable to common stockholders during the three and six months ended June 30, 2016 and 2015, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the three and six months ended June 30, 2016 and 2015 since this would have an anti-dilutive effect.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(266,455)	$(293,268)	$(885,747)	$(704,416)

Denominator:
Weighted-average shares outstanding	259,335,114	141,944,146	222,302,666	141,706,061
Effect of dilutive securities (1)	-	-	-	-
Weighted-average diluted shares	259,335,114	141,944,146	222,302,666	141,706,061
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)

The following stock options and warrants outstanding as of June 30, 2016 and 2015 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Six Months Ended
	June 30,
	2016	2015
Stock options	81,907	-
Warrants	-	50,698
	81,907	50,698

Note 4 – Financial Instruments

Accounts Receivable

We sell our services directly to our customers. Accounts receivable from three of our customers accounted for 100% of total accounts receivable at June 30, 2016, and accounts receivable from two of our customers accounted for 100% of total accounts receivable at December 31, 2015. We had no allowance for doubtful accounts at either June 30, 2016 or at December 31, 2015.

Note 5 – Convertible Note Financing

On March 31, 2016, the “Company” retired both of its outstanding convertible note financings as further described below.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Beginning on the date that was ninety (90) days after the Closing Date, so long as any amount was outstanding under the Carebourn Note, Carebourn could convert all or any portion of the balance of the Carebourn Note into shares of the Company’s common stock. Generally, the conversion price would be calculated by applying a discount of 40% to the average of the three (3) lowest closing bid prices for the common stock during the twenty (20) trading days immediately preceding the applicable conversion. Carebourn was generally prohibited from acquiring more than 4.99% of the Company’s outstanding shares pursuant to the Carebourn Note.

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

The Typenex Note had a term of 17 months, an interest rate of 10% per annum and an original issue discount (OID) of $22,500. The aggregate commitment to the Company from the Typenex Note was $225,000, in the form of: (a) an initial tranche of $75,000 in cash (gross proceeds of $87,500, less $7,500 in OID and $5,000 in expense reimbursements), and (b) a future conditional commitment of three promissory notes of $55,000 each (each consisting of $55,000 in gross proceeds, less $5,000 in OID (the “Investor Notes”)). Typenex could elect, in its sole discretion, to fund one or more of the Investor Notes. Absent such an election by Typenex, the Investor Notes would not result in cash proceeds to, or an obligation to repay on the part of, the Company.

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

On March 31, 2016, the Company entered into a letter agreement (the “Typenex Letter Agreement”) with Typenex to retire its outstanding convertible note financing with Typenex. Pursuant to the terms of the Typenex Letter Agreement, the Company paid $50,000 (the “Typenex Payoff Amount”) to Typenex in exchange for the termination of, and satisfaction of all obligations under (a) the Typenex SPA, (b) the Typenex Note, and (c) the Investor Notes. As additional consideration for each of the Company and Typenex to enter the Typenex Letter Agreement, each of the parties executed a mutual release of claims.

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

At December 31, 2015, the Notes were carried at $144,293, which was net of unamortized OID of $58,207. During the six months ended June 30, 2016, the Carebourn Note and the Typenex Note were extinguished as a result of the following: (1) Carebourn converted $69,176 of principal and accrued interest under the debt agreement for 26,600,000 shares at an aggregate conversion price of $0.003, (2) Typenex converted $50,630 of principal under the debt agreement for 8,870,556 shares at an aggregate conversion price of $0.006 and (3) the Company making cash payments of $87,283 (which includes an installment payment to Typenex of $21,042) and $57,845 for payment of principal and other fees to extinguish the debt, respectively.

Prior to extinguishment, the convertible notes had an aggregate outstanding balance of $202,500. The notes were carried at $187,939, net of unamortized OID of $14,561 and the embedded conversion feature was valued at $252,489, resulting in a loss of early extinguishment of the convertible notes of $71,708 during the six months ended June 30, 2016.

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

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Liabilities:
Derivative liability	$-	$-	$-	$-
December 31, 2015
Liabilities:
Derivative liability	$-	$-	$123,855	$123,855

The fair value of the derivative liability, classified as Level 3, utilized a simulation analysis using a binomial lattice model and other unobservable inputs (Note 5).

Rollforward of Level 3 Net Liability

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2016:

Balance, January 1, 2016	$123,855
Issuances	-
Settlements	(252,489)
Realized and unrealized (gains) losses included in earnings	128,634
Transfers into or out of level 3	-
Balance, June 30, 2016	$-

There were no assets or liabilities classified as level 3 during the three months ended June 30, 2015.

Note 7 – Fair Value Measurements

The carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 30, 2016 and December 31, 2015:

Prepaid expenses	June 30, 2016	December 31, 2015
Insurance	$50,519	27,470
Other	13,767	3,230
	$64,286	30,700

Property and Equipment	Estimated Useful Lives	June 30,	December 31,
	(Years)	2016	2015
Computers and software	2 - 5	$91,083	91,083
Equipment	3	22,977	22,977
Gross property and equipment		114,060	114,060
Less accumulated depreciation		(114,060)	(114,046)
Net property and equipment		$-	14

Depreciation expense was $14 and $580 for the six months ended June 30, 2016 and 2015, respectively. Depreciation expense was $0 and $34 for the three months ended June 30, 2016 and 2015, respectively.

Software Development Costs	Estimated Useful Lives	June 30,	December 31,
	(Months)	2016	2015
Software development costs	18	$1,516,215	1,418,287
Less accumulated amortization		(1,365,869)	(1,294,762)
Net software development costs		$150,346	123,525

Amortization expense was $71,107 and $69,728 for the six months ended June 30, 2016 and 2015, respectively. Amortization expense was $35,957 and $33,490 for the three months ended June 30, 2016 and 2015, respectively.

Accrued Expenses	June 30,	December 31,
	2016	2015
Personnel costs	$12,884	11,407
Network costs	66,586	324
Other	29,500	21,500
	$108,970	33,231

Note 9 – Note Payable

In May 2016, the Company entered into a $44,625 financing agreement for the Company’s annual directors and officers insurance. The term of the financing agreement is ten months and the interest rate is 5.77%. The first payment of $4,581 was made in June 2016 and the final payment will be in March 2017.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 - Income Taxes

There is no income tax benefit for the losses for the six-month periods ended June 30, 2016 and 2015, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2015, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in unrecognized tax benefits during the period ended June 30, 2016. We did not recognize any interest or penalties during 2015 related to unrecognized tax benefits, or through the period ended June 30, 2016.

Note 11 - Stockholders’ Equity and Stock-based Compensation

Stock Option Activity

A summary of the Company’s stock option activity for the six month period ended June 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2015	20,140,000	$0.05	9.50	$0.01
Options granted	2,250,000	0.01	10.00	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Balance at June 30, 2016	22,390,000	0.05	9.10	$-
Exercisable at June 30, 2016	1,133,332	0.20	4.91	$-
Expected to vest after June 30, 2016	21,256,668	0.02	9.35	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

Stock-Based Compensation

Stock-based compensation cost for stock options is estimated at the grant date based on the fair-value as calculated by the Black-Scholes-Merton (“BSM”) option pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on comparable companies’ average historical volatility. The Company does not expect to pay dividends. While the Company believes these estimates are reasonable, the estimated compensation expense would increase if the expected life was increased or a higher expected volatility was used. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

During the three and six months ended June 30, 2016, 2,250,000 stock options were granted to a current employee and contractors of the Company. As of June 30, 2016 there was approximately $158,997 of total unrecognized compensation cost related to stock options outstanding. This cost is expected to be recognized over a period of three years.

Stock-based compensation expense was $19,380 and $19,060 for the three months ended June 30, 2016 and 2015, respectively. Stock -based compensation expense was $38,722 and $38,121 for the six months ended June 30, 2016 and 2015, respectively.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company entered into an employment agreement with Mark Pacchini, our CEO, on August 4, 2015. The agreement term is three years and includes mandatory bonuses payable in stock options if specific revenue goals are achieved in the Company’s fiscal year. The revenue goals for this agreement remained the same as those set forth in Mr. Pacchini’s previous employment agreement dated as of January 1, 2014. As of June 30, 2016 management does not believe it is probable that any of the revenue targets in the agreement will be achieved. As a result, there was no stock-based-compensation expense recognized related to this agreement. The Company will reassess the probability of the Company achieving the revenue targets included in the agreement on a quarterly basis.

In December 2015, the Company granted in aggregate 3,000,000 stock options to a salesperson and two sales representatives that vest upon the achievement of certain performance conditions. In May 2016, the Company granted in aggregate 2,000,000 stock options to a salesperson and a contract employee that vest upon the achievement of certain performance conditions. The Company recognizes compensation expense for options granted to employees which vest upon achievement of performance conditions, over the requisite service period if it is probable that the performance conditions will be satisfied. The Company recognizes compensation expense for options granted to non-employees which vest upon achievement of performance conditions, prior to measurement date at the current lowest aggregated fair value at each financial reporting date.

Note 12 – Commitments and Contingencies

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

Note 13 – Supplemental Non-Cash Information

At December 31, 2014, the Company had $45,000 of prepaid consulting services that were paid for via the issuance of Common Stock in 2014. During the six months ended June 30, 2015, the Company recognized consulting expenses of $45,000 related to the arrangement. In addition, in May 2015, the Company entered into a $57,600 financing agreement for directors and officers insurance.

During the first six months of 2016, $4,588 of accrued interest and $115,217 of debt principal were converted to Common Stock. In May 2016, the Company entered into a $44,625 financing agreement for the Company’s annual directors and officers insurance.

RVUE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 14 – Related Party Transactions

On January 26, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Acorn Composite Corporation (“Acorn”). Under the agreement, the Company has the right, but not the obligation, to issue shares of Common Stock to Acorn, valued at up to $90,000 per month over a period of twelve (12) months, for a total of $1,080,000, if the Company certifies in writing to Acorn that it has an operational need for such funds (“Regular Purchases”). In addition, the Company had the right, but not the obligation, to issue additional shares of Common Stock to Acorn, up $396,100 in the aggregate, for use in retiring the Company’s convertible financings with Carebourn and Typenex (“Take-Out Purchases”). Acorn also has the option to purchase any such shares that the Company does not require Acorn to purchase. In all cases the price per share for Regular Purchases is $0.013 per share, and the price per share for Take-Out Purchases of $0.011 per share. Acorn’s option to make purchases with respect to unused portion of its commitment to make the Regular Purchases is exercisable at any time commencing on November 1, 2016 until October 31, 2020 and its option to make purchases with respect to the unused portion of its commitment to make Take-Out Purchases is exercisable at any time commencing on January 1, 2017 until September 30, 2020. During the six months ending June 30, 2016, Acorn made Regular Purchases and Take-Out Purchases of 41,538,462 and 13,992,093 shares, respectively, and the Company received $693,913 in aggregate proceeds from such sales. At June 30, 2016, Acorn has the right to purchase 22,007,907 shares at the Take-Out Purchases price that will be exercisable beginning on January 1, 2017.

As of June 30, 2016 the Company received a cash advance of $20,000 from Acorn.

Note 15 – Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date of filing.

In July and August 2016, Acorn made Regular Purchases totaling 13,846,154 shares and the Company received $180,000 in proceeds for such sale based on the terms described in Note 14 above. In July 2016, 250,000 stock options were granted to an employee of the Company with an exercise price of $0.011 per share.

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

The rVue DSP is accessible via the Internet. Through rVue, once an advertising campaign has been agreed to between the advertiser and the DOOH network owner, the DOOH networks receive the display advertising to be shown on their installed base of digital media displays. rVue allows programming and advertising to be customized for display in specific venues, at specific times, and for demographic targeting. We provide the tools for advertisers and advertising agencies to customize campaigns for details as specific as location, customer preference, product availability, current events and other needs. We provide Proof-of-Play analytics and the network statistics necessary to monitor advertising on the networks and assist in evaluating the performance or refinements required for an advertising campaign, in some cases in real time. Furthermore, rVue’s integrated analytics provide insight and opportunities for advertisers and agencies to extend the reach, impact and engagement of future campaigns.

As of June 30, 2016, approximately 175 networks comprising approximately 1,500,000 screens and delivering over 250 million daily impressions representing the top 50 market areas were accessible through rVue. Through our strategic media services group, we execute complete campaigns on behalf of advertising clients or their agencies.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015:

Our unaudited results of operations for the three-month periods ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended
	June 30,
	2016	2015
Revenue
Core fees	$117,615	$542,903
Non-core fees	31,500	31,500
	149,115	574,403
Costs and expenses
Cost of revenue	104,955	501,764
Selling, general and administrative expenses	274,242	331,932
Depreciation and amortization	35,958	33,524
Interest expense	415	451
	415,570	867,671
Loss before provision for income taxes	(266,455)	(293,268)
Provision for income taxes	-	-
Net loss	$(266,455)	$(293,268)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	259,335,114	141,944,146

Revenue

Revenue was $149,115 for the three-month period ended June 30, 2016 compared to $574,403 for the three-month period ended June 30, 2015, a $425,288 decrease, or 74.0%. We earned revenue as follows:

	Three Months ended
	June 30,
Revenue Category	2016	2015	$ Change	% Change
Core fees	$117,615	$542,903	$(425,288)	-78.3%
Non-core fees	31,500	31,500	-	-%
Total Revenue	$149,115	$574,403	$(425,288)	-74.0%

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

Core fees were $117,615 for the three-month period ended June 30, 2016, a $425,288 decrease compared to the $542,903 core fees for the three-month period ended June 30, 2015. While the majority of our revenue historically has been from network services and license fees, the development of the rVue platform and generating revenue and fees is the focus of our business. As the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the second half of 2016 from advertisers and agencies for placing advertising within the digital place-based media (DpbM) category. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2016 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $31,500 for the three-month period ended June 30, 2016, and for the three-month period ended June 30, 2015. We expect to have $31,500 of revenue in this category in the 3rd quarter of 2016.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $104,955 for the three-month period ended June 30, 2016 compared to $501,764 for the three-month period ended June 30, 2015, a $396,809 decrease, or 79.1%, and was comprised of:

	Three Months Ended
	June 30,
	2016	2015	$ Change	% Change
Temporary labor	$3,224	$3,220	$4	0.1%
Network services	180	180	-	-%
rVue operations	101,551	498,364	(396,813)	-79.6%
Total	$104,955	$501,764	$(396,809)	-79.5%

The decrease in cost of revenue is attributable to a $425,288 decrease, or 74.0% in rVue revenue and network mix compared to June 30, 2015. The decrease in core related revenues decreases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $274,242 for the three-month period ended June 30, 2016, compared to $331,932 for the three-month period ended June 30, 2015 a $57,690 decrease, or 17.4%. Changes by major component of SG&A are:

	Three Months Ended
	June 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$68,005	$90,722	$(22,717)	-25.0%
Stock-based compensation expense	19,380	19,060	320	1.7%
Facility expense	10,458	10,790	(332)	-3.1%
Communications expense	7,667	17,615	(9,948)	-56.5%
Travel expense	8,631	11,570	(2,939)	-25.4%
Investor relations and investment banking fees	8,872	53,128	(44,256)	-88.3%
Professional and consulting fees	84,169	58,351	25,818	44.2%
Office support and supply expense	67,060	70,696	(3,636)	-5.1%
Total	$274,242	$331,932	$(57,690)	-17.4%

Compensation and benefits decreased $22,717, or 25.0% for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. This change was due to a $3,851 decrease in salary and payroll related expenses, a $1,022 decrease in the vacation accrual and a $17,844 increase in the amount of payroll costs being capitalized for software development,.

Communications expense decreased $9,948 or 56.5% for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The decrease in communications expense is due to a decrease in the use of outside hosting services.

Travel expense decreased $2,939 or 25.4% for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The decrease is attributable to a decrease in sales related travel in 2016.

Investor relations and investment banking fees expense decreased by $44,256 or 88.3%, in the three-month period ended June 30, 2016, when compared to the three-month period ended June 30, 2015. $49,230 of the decrease was due to an eight-month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015. This was offset by a $4,974 increase in small marketing projects.

Professional and consulting fees increased $25,818 or 44.2% for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The increase is due to a $32,050 increase in sales and marketing consulting fees and a $1,395 increase in SEC filing service fees, offset by a decrease in legal fees of $3,877, and a decrease in accounting and audit fees of $3,750.

Office support and supply expense for the three-month period ended June 30, 2016 decreased $3,636 or 5.1%, compared to the three-month period ended June 30, 2015. This decrease is mainly attributable to a decrease in membership fees to a DOOH association.

Depreciation and amortization

Depreciation and amortization was $35,958 for the three-month period ended June 30, 2016 compared to $33,524 for the three-month period ended June 30, 2015, a $2,434 increase, or 7.3%. The increase is attributable to an increase in the amount of payroll being capitalized for software development.

Six Months Ended June 30, 2016 and 2015:

Our unaudited results of operations for the six-month periods ended June 30, 2016 and 2015 were as follows:

	For the Six Months Ended
	June 30,
	2016	2015
Revenue
Core fees	$307,005	$616,038
Non-core fees	63,000	63,000
	370,005	679,038
Costs and expenses
Cost of revenue	271,726	566,310
Selling, general and administrative expenses	653,810	746,385
Depreciation and amortization	71,120	70,308
Interest expense	58,754	451
Change in fair value of derivative instruments	128,634	-
Loss on early extinguishment of debt	71,708	-
	1,255,752	1,383,454
Loss before provision for income taxes	(885,747)	(704,416)
Provision for income taxes	-	-
Net loss	$(885,747)	$(704,416)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Shares used in computing net loss per share:
Basic and diluted	222,302,666	141,706,061

Revenue

Revenue was $370,055 for the six-month period ended June 30, 2016 compared to $679,038 for the six-month period ended June 30, 2015, a $309,033 decrease, or 45.5%. We earned revenue as follows:

	Six Months ended
	June 30,
Revenue Category	2016	2015	$ Change	% Change
Core Fees	$307,005	$616,038	$(309,033)	-50.2%
Non-Core Fees	63,000	63,000	-	-
Total Revenue	$370,005	$679,038	$(309,033)	-45.5%

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

Core fees were $307,005 for the six-month period ended June 30, 2016, a $309,033 or 50.2% decrease from the $616,038 rVue fees for the six-month period ended June 30, 2015. In the second quarter of 2015 rVue had a significant campaign that accounted for as the rVue platform gains traction with advertisers and agencies, we expect to generate additional revenue and fees in the second half of 2016 from advertisers and agencies for placing advertising with DpbM networks through rVue. This is the focus of our business and the area in which we expect to generate the majority of our revenue in 2016 and beyond. We cannot provide assurance that advertisers or agencies will accept the rVue platform as their platform of choice for placing advertising with DpbM networks.

Non-core fees

Non-core fees were $63,000 for the six-month period ended June 30, 2016 and 2015. We expect to continue to receive revenue in the amount of $10,500 monthly from these services to this client through October 2016, but we do not intend to pursue additional network-related service opportunities as the focus of our business is the rVue platform.

Cost of Revenue

Cost of revenue consists primarily of expenses for the purchase of advertising impressions from third-party networks, the cost to deliver network services and the cost of producing content for our network clients.

Cost of revenue was $271,726 for the six-month period ended June 30, 2016 compared to $566,310 for the six-month period ended June 30, 2015, a $294,584 decrease, or 52.0%, and was comprised of:

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$6,448	$6,401	$47	0.7%
Network services	360	360	-	-
rVue operations	264,918	559,549	(295,319)	-52.8%
Total	$271,726	$566,310	$(294,584)	-52.0%

The decrease in cost of revenue is attributable to a $309,033 or 50.2% decrease in rVue revenue and network mix compared to June 30, 2015. The decrease in core related revenues decreases the cost of network expenses which are recorded in rVue operations.

Selling, general and administrative expenses

SG&A were $653,810 for the six-month period ended June 30, 2016, compared to $746,385 for the six month period ended June 30, 2015, a $92,575 decrease, or12.4%. Changes by major component of SG&A are:

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$146,893	$249,355	$(102,462)	-41.1%
Stock-based compensation expense	38,722	38,121	601	1.6%
Facility expense	21,161	23,398	(2,237)	-9.6%
Communications expense	22,297	35,338	(13,041)	-36.9%
Travel expense	17,425	14,988	2,437	16.3%
Investor relations and investment banking fees	24,929	93,320	(68,391)	-73.3%
Professional and consulting fees	246,948	150,332	96,616	64.3%
Office support and supply expense	135,435	141,533	(6,098)	4.3%
Total	$653,810	$746,385	$(92,575)	-12.4%

Compensation and benefits decreased $102,462, or 41.1% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. This change was due to a $64,983 decrease in salary and payroll related expenses and a $37,679 increase in the amount of payroll costs being capitalized for software development offset by a $200 increase in the vacation accrual.

Facility expense decreased $2,327 or 9.6% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The decrease in facility expense is due to the move to the Oak Brook Terrace office.

Communications expense decreased $13,041 or 36.9% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The decrease in communications expense is due to a decrease in the use of outside hosting services.

Travel expense increased $2,437 or 16.3% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The increase is attributable to an increase in sales related travel in the first quarter of 2016.

Investor relations and investment banking fees expense decreased by $68,391 or 73.3%, in the six-month period ended June 30, 2016, when compared to the six-month period ended June 30, 2015. Approximately $79,000 of the total expense for 2015 is due to an eight-month investor relations program to attract investors to rVue that began in November 2014 and was completed in May 2015, which was offset by an approximate $11,000 increase in marketing projects.

Professional and consulting fees increased $96,616 or 64.3% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The increase is due to a $24,111 increase in legal fees, a $80,300 increase in sales and marketing consulting fees, and a $2,540 increase in SEC filing service fees offset by a $10,335 decrease in accounting and audit fees.

Office support and supply expense for the six-month period ended June 30, 2016 decreased $6,098 or 4.3%, compared to the six-month period ended June 30, 2015. The decrease is attributable to a $6,000 decrease in membership fees, a $1,339 decrease in payroll fees, a $2,820 decrease in state fees, and a $2,857 decrease in miscellaneous expenses offset by a $6,918 increase in outside consultants rVue has engaged in operations and software development.

Depreciation and amortization

Depreciation was $14 for the six-month period ended June 30, 2016 compared to $580 for the six-month period ended June 30, 2015, a $566 decline, or 97.6%. For the six-month period ended June 30, 2016, amortization expense for software development was $71,106 compared to $69,728 for the six-month period ended June 30, 2015, a $1,378 increase, or 2.0%. The large increase in amortization expense for software development costs is due to the increase in software development by rVue.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents totaling $9,150. Since our inception, we have incurred net losses, and at June 30, 2016, we had an accumulated deficit of $14,958,306 and total stockholders’ equity of $60,397. We expect to continue to incur losses in fiscal 2016. At the present time, the Company does not have sufficient cash to continue through the third quarter of 2016. Management is currently in the process of raising additional capital.

We did not have any material commitments for capital expenditures at June 30, 2016. We have budgeted capital expenditures of approximately $200,000 for fiscal 2016, primarily capitalized labor for software development. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock, or borrowings.

We did not have any significant elements of income or loss arising from continuing operations in the three-month periods ended June 30, 2016 and 2015. While our business is marginally seasonal, we do not expect this seasonality to have a material adverse effect on our results of operations or cash flows.

We intend to raise additional capital through the sale of Common Stock to investors in 2016, but no assurance can be made that we will be successful in doing so on terms acceptable to the Company.

Cash used in operating activities

Net cash used in operating activities totaled $550,544 for the six-month period ended June 30, 2016 compared to $166,045 for the six-month period ended June 30, 2015. In the six-month period ended June 30, 2016, cash was used to fund a net loss of $885,747, reduced by depreciation of $71,121, non-cash interest expense of $43,656, stock-based compensation expense of $38,722, loss on early extinguishment of debt of $14,549 and by changes in operating assets and liabilities totaling $38,491.

During the six-month period ended June 30, 2015, cash was used to fund a net loss of $704,416, reduced by depreciation of $70,308, stock-based compensation expense of $38,121 and changes in operating assets and liabilities totaling $384,942.

Cash used in investing activities

Net cash used in investing activities totaled $97,928 for the six-month period ended June 30, 2016 compared to $60,168 of net cash used in investing activities in the six-month period ended June 30, 2015. In the six-month period ended June 30, 2016, cash used in investing activities consisted of $97,928 of software development costs. In the six-month period ended June 30, 2015, cash used in investing activities consisted of $60,248 of software development costs and that amount was offset by a decrease in deposits of $80.

Cash from financing activities

Net cash provided by financing activities totaled $590,553 for the six-month period ended June 30, 2016. We received proceeds from the issuance of common stock of $693,913, reduced by $16,077 for payments on debt and by $87,283 for payments on convertible notes. For the six-month period ended June 30, 2015, net cash provided by financing activities totaled $75,000 from the sale of common stock.

Financial condition

As of June 30, 2016, we had a working capital deficit of $93,188, an accumulated deficit of $14,958,306 and total stockholders’ equity of $60,397, compared to a working capital deficit of $143,598 an accumulated deficit of $13,372,892 and total stockholders’ equity of $13,181 at December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2016 which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2016, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Acorn Composite Corporation (“Acorn”). Under the agreement, the Company has the right, but not the obligation, to issue shares of Common Stock to Acorn, valued at up to $90,000 per month over a period of twelve (12) months, for a total of $1,080,000, if the Company certifies in writing to Acorn that it has an operational need for such funds (“Regular Purchases”). In addition, the Company had the right, but not the obligation, to issue additional shares of Common Stock to Acorn, up $396,100 in the aggregate, for use in retiring the Company’s convertible financings with Carebourn and Typenex (“Take-Out Purchases”). Acorn also has the option to purchase any such shares that the Company does not require Acorn to purchase. In all cases the price per share for Regular Purchases is $0.013 per share, and the price per share for Take-Out Purchases of $0.011 per share. Acorn’s option to make purchases with respect to unused portion of its commitment to make the Regular Purchases is exercisable at any time commencing on November 1, 2016 until October 31, 2020 and its option to make purchases with respect to the unused portion of its commitment to make Take-Out Purchases is exercisable at any time commencing on January 1, 2017 until September 30, 2020. During the six months ending June 30, 2016, Acorn made Regular Purchases and Take-Out Purchases of 41,538,462 and 13,992,093 shares, respectively, and the Company received $693,913 in aggregate proceeds from such sales. At June 30, 2016, Acorn has the right to purchase 22,007,907 shares at the Take-Out Purchases price that will be exercisable beginning on January 1, 2017.

All such shares were issued to Acorn without registration in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506(b) promulgated thereunder, as a transaction by the Company not involving any public offering and involving only accredited investors. A copy of the Subscription Agreement is attached to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2016 as Exhibit 4.1.

During the three months ended June 30, 2016, Acorn made the following purchase according to the Subscription Agreement:

Date	Amount Paid	Number of Shares Purchased
April 19, 2016	$90,000	6,923,077
May 16, 2016	$90,000	6,923,077
June 13, 2016	$90,000	6,923,077

We did not repurchase any shares of our Common Stock during the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit No.	Exhibit Description
10.1

Securities Purchase Agreement dated July 30, 2015 by and between the Company and Carebourn Capital, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed August 13, 2015)

10.2

Convertible Promissory Note dated July 30, 2015 by the Company and payable to Carebourn Capital, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed August 13, 2015)

10.3

Securities Purchase Agreement dated July 7, 2015 but effective July 8, 2015 by and between the Company and Typenex Co-Investment, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed July 14, 2015)

10.4

Convertible Promissory Note dated July 7, 2015 but effective July 8, 2015 by the Company and payable to Typenex (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed July 14, 2015)

10.5

Subscription Agreement dated January 26, 2016, by and between the Company and Acorn Composite Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of January 27, 2016)

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

rVue Holdings, Inc.
(Registrant)

Date: August 11, 2016	By:	/s/ Mark P. Pacchini
Acting Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1

Securities Purchase Agreement dated July 30, 2015 by and between the Company and Carebourn Capital, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed August 13, 2015)

10.2

Convertible Promissory Note dated July 30, 2015 by the Company and payable to Carebourn Capital, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed August 13, 2015)

10.3

Securities Purchase Agreement dated July 7, 2015 but effective July 8, 2015 by and between the Company and Typenex Co-Investment, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed July 14, 2015)

10.4

Convertible Promissory Note dated July 7, 2015 but effective July 8, 2015 by the Company and payable to Typenex (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed July 14, 2015)

10.5

Subscription Agreement dated January 26, 2016, by and between the Company and Acorn Composite Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of January 27, 2016)

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